Form 10QSB
period 2006-09-30
DGT Corp.
filed 2006-11-27
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-137460

DGT Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	E.I.N. Number Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. D2003 Gahood Villas, Baizin Zhuang, Hou Sha Yu, Shunyi District, Beijing 101300, China
(Address of principal executive offices)

(86) 130-7113-7549
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of September 30, 2006;
F-2	Statements of Operations for the three months ended September 30, 2006 and period from inception (April 17, 2006) to September 30, 2006;
F-3	Statement of Stockholders’ Equity for the period from inception (April 17, 2006) to September 30, 2006;
F-4	Statements of Cash Flows for the period from inception (April 17, 2006) to September 30, 2006;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of September 30, 2006
(Unaudited)

ASSETS

Current assets
Cash	$56,439
Prepaid expenses	15,736

TOTAL ASSETS	$72,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$9,699

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000
Additional paid in capital	81,000
Deficit accumulated during the development stage	(27,524)
Total stockholders’ equity	62,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,175

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three Months ended September 30, 2006
Period from April 17, 2006 (Inception) to September 30, 2006
(Unaudited)

	Three Months ended September 30, 2006	Period from April 17, 2006 (Inception) to September 30, 2006
Revenues	$-0-	$-0-

General and administrative expenses:
Professional fees	14,053	15,015
Depreciation	-0-	88
Bank charges and interest	153	261
Foreign exchange loss	324	324
Filing and registration fees	285	285
Product development	5,600	10,600
Office and miscellaneous	-0-	627
Total general and administrative	20,415	27,200

Net loss before other expenses	(20,415)	(27,200)

Other expense
Loss on sale of equipment	(324)	(324)

Net Loss	$(20,739)	$(27,524)

Net loss per share:
Basic and diluted	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	9,000,000	9,000,000

See accompanying notes to financial statements.

 DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from April 17, 2006 (Inception) to September 30, 2006
(Unaudited)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	9,000,000	$9,000	$81,000	$-	$90,000
Net loss for the period	-	-	-	(27,524)	(27,524)
Balance, September 30, 2006	9,000,000	$9,000	$81,000	$(27,524)	$62,476

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Period from April 17, 2006 (Inception) to September 30, 2006
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,524)
Adjustments to reconcile net loss to
Cash used by operating activities:
Depreciation	88
Loss on sale of equipment	324
Change in non-cash working capital items
Prepaid expenses	(15,736)
Accrued expenses	9,699

CASH USED IN OPERATING ACTIVITIES	(33,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of equipment	1,688
Purchase of equipment	(2,100)
CASH USED IN INVESTING ACTIVITIES	(412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	90,000

NET INCREASE IN CASH	56,439
Cash, beginning of period	-
Cash, end of period	$56,439

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$-

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

DGT Corp. (“DGT”) was incorporated in Nevada on April 17, 2006. DGT is a development stage company located in Beijing, China which operates as a provider of professional digital photo-editing services for photography studios and digital photo processors.

Cash and Cash Equivalents

For the purposes of presenting cash flows, DGT considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

DGT does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted $-0- at September 30, 2006. The capital asset the Company had purchased had been depreciated on a straight-line basis over its estimated useful life of three years, and it was sold in August 2006 for $1,688 with a loss of $324 being realized.

NOTE 3 - INCOME TAXES

For the period ended September 30, 2006, DGT has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $27,500 at September 30, 2006, and will expire in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2006
Deferred tax asset attributable to:
Net operating loss carryover	$9,350
Valuation allowance	(9,350)
Net deferred tax asset	$-

NOTE 4 - COMMON STOCK

At inception, DGT issued 9,000,000 shares of stock for $90,000 cash.

NOTE 5 - COMMITMENTS

The company entered into an outsourcing agreement with Dolphin Industries Limited. Under the terms of the agreement, DGT agrees to pay Dolphin Industries Limited the sum of $10,000 for carrying out the beta testing of the quality of their photo-editing services and testing of the internet bandwidth for file transmission. Upon successful completion of the beta testing stage, DGT guarantees Dolphin Industries Limited for a period of 90 days, the greater of $5,000 per month or a minimum of 3,300 images to be edited for each 30 day period at $1.50 per image.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006

NOTE 6 - LIQUIDITY AND GOING CONCERN

The Company has limited working capital and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated on April 17, 2006 as DGT Corp., under the laws of the State of Nevada. We provide professional digital photo editing services for photo studios. Presently, we are targeting potential customers in North America, with plans to expand globally. Our primary focus is photo retouching and we will gradually move into photo restoration, additional forms of photo editing services, and photo album assembling and resale. Examples of our photo retouching services include removing imperfections, scratches, blemishes, braces, fly-away hair, sun spots, cropping, and the addition of different backgrounds or special effects.

Under an agreement dated June 1, 2006, our services are provided by Dolphin Industries Limited (“Dolphin”), a photo editing company headquartered in Hong Kong with outsourcing facilities located in China. We have established a good relationship with Dolphin and feel that, in the absence of any unusual circumstances, the company’s services will be available according to our needs. We currently have a service contract with Dolphin and will be operating principally on a per order basis.

We are currently undergoing testing on our file transmission capabilities and quality of photo editing services. Concurrently, we are working with certain photography studios that have allowed us to compare cost, turnaround time, and the quality of our photo editing services to their own in-house departments. If testing is proven to be successful, we will seek contracts with a few photo studios in North America to establish minimal revenues, but more importantly to further test our photo editing services under live circumstances. We are in preliminary negotiations with a number of established, mid-size photography studios in the United States and Canada that require a fairly large volume of photo editing services. Upon proven success with these photo studios, we intend to actively pursue additional customers that possess working relationships with learning institutions such as high schools, colleges, and universities which will allow us to demonstrate our services.

Our Current Testing

Our business plan is to continue with our Beta testing under our agreement with Dolphin. We plan to replicate extreme scenarios of complicated and sizable orders to determine our responsiveness to the same spectrum of performance criteria involved in our initial testing process known as the “Alpha stage,” which we completed in April 2006. The criteria that we will be testing will include the following actions:

▪	test the timeliness and deliverability of the photographs from our central job collection site in Hong Kong to our service provider in China;
▪	test our administrative and security procedures in both offices;
▪	test the most suitable image sizes with the given bandwidth to achieve the optimum data transfer rate; and
▪	test and examine the quality control process in the China office.

We still have significant tests to perform before the Beta testing will be complete and our company will be ready for live orders. We hope to continue positive testing in the speed and accuracy of file transmissions. It is essential to have quick and efficient transmission lines, which frequently tend to crash in China, in order to provide our customers steady and reliable service. In addition, we plan to further test the quality and speed of Dolphin’s photo editing services in order to meet North American expectations of turnaround time. We will also be responding to file corruption problems that arise and customer service issues.

Our Plan Following Testing

Upon successful completion of the Beta testing, our agreement with Dolphin specifies our relationship going forward. Specifically, we agreed to provide Dolphin the greater of $5,000 for each 30-day period of completed photo editing for a total of 90 days or a minimum of 3,300 images to be edited for each 30-day period for a total of 90 days at $1.50 per finished digital image. We also plan to seek contracts with few photo studios in North America to establish minimal revenues, but more importantly to further test our photo editing services under live circumstances. We have already worked with certain photography studios to a limited extent that have allowed us to compare our services against their own in-house editing departments. The contemplated agreements will provide for, among other things, the following:

▪	upon execution of the agreement, the photo studio(s) will place orders for 3,000 photos from us;

▪	we will agree to complete the photo editing within a week of an upload;

▪	the cost of the order is set at USD$2.25 to USD$2.50 per photo delivered depending on the volume;

▪	over the next three years, the photo studio(s) will subscribe to no less than 15,000 photos exclusively from us at a base price of cost plus 10%, which will be determined at the time of order;

▪	the photo studio will provide advisory support and assistance in identifying similar photography studios in North America for marketing of our products; and

▪	both parties shall have the right to terminate the agreement upon mutual agreement.

If we achieve success with these photo studios, we intend to actively pursue additional customers that possess working relationships with learning institutions such as high schools, colleges, and universities which will allow us to demonstrate our services.

If all the procedures and quality processes have been tested with the photographic studios, we plan to enter the second stage of development by creating a web Portal/web Server based on the same server in Hong Kong. This establishment will enable the individual consumer an opportunity to tap into our services. If we reach this stage of our business plan, all internet traffic between our outsourcing facility in China and rest of the world will go through our Hong Kong Server. PayPal® by eBay® will be the choice of payment and all transactions will be handled and settled through our Hong Kong server.

Anticipated Expenses over the Next Twelve Months

We anticipate that we will spend approximately $90,000 on our expenses in the next twelve months. Below is a table showing these expenses.

Expense Item	Estimated Annual Amount
Legal	$28,000
Accounting	15,000
Travel Expenses	10,000
Dolphin Industries Limited*	15,000
Web Design & Technical Consultant	10,000
Computer Hardware	2,000
Printing & Office Expenses	2,000
Filing Fees & Transfer Agent	5,000
Working Capital	3,000

TOTAL	$90,000

* As per agreement with Dolphin, we paid $10,000 up front to perform our Beta tests. However we advanced an additional $5,000 in good faith to be offset with future sale orders. We have not yet finished Beta testing.

Employees

We do not intend to hire any employees at this time, nor do we intend to do so in the next twelve months. Aside from the services provided by Mr. Jurgen Ballmaier, our officers and directors serve without compensation.

Research and Development

We do not currently have a formal research and development effort, but we plan to continue to develop new services.

Purchase and Sale of Significant Equipment

We do not anticipate any purchase or sale of equipment over the next twelve months.

Results of Operations for the three months ended September 30, 2006 and Period from Inception

We did not earn any revenue during the three months ended September 30, 2006 and have not earned any revenue since our inception on April 17, 2006.

We incurred operating expenses in the amount of $20,415 for the three months ended September 30, 2006, and operating expenses of $27,200 for the period from inception (April 17, 2006) to September 30, 2006. For both periods represented, these expenses mainly consisted of professional fees in connection with our public filings and product development expenses.

We incurred a net loss of $20,739 for the three months ended September 30, 2006, and a net loss of $27,524 for the period from inception (April 17, 2006) to September 30, 2006. Our losses for both periods are mainly attributable to operating expenses.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $72,175 and total assets in the same amount. Our total current assets as of September 30, 2006 were cash in the mount of $56,439 and prepaid expenses in the amount of $15,736. Our total current liabilities as of September 30, 2006 were $9,699 represented by accrued expenses. As a result, on September 30, 2006, we had working capital of $62,476.

Operating activities used ($33,149) in cash for the period from inception (April 17, 2006) to September 30, 2006. Our net loss of ($27,524) and prepaid expenses of ($15,736) were the primary components of our negative operating cash flow. Investing activities for the period from inception (April 17, 2006) to September 30, 2006 used ($2,100) for the purchase of equipment offset by proceeds received on the sale of equipment of $1,688 for a total of ($412). Net cash flows provided by financing activities for the period from inception (April 17, 2006) to September 30, 2006 was $90,000 represented as proceeds from the sale of our stock.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry our business forward without additional financing. We have cash in the amount of $56,439, which is not enough to meet our projected expenditures in the next twelve months. Thus, in order to meet our capital needs, we must raise funds from other sources to remain in business. At the present time, we have not made any arrangements to raise additional capital for our needs. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements provided in this report do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Jurgen Ballmaier, and our Chief Financial Officer, Mr. Dr. Wolfgang Wagner. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGT Corp.

Date:	November 16, 2006

By: /s/ Jurgen Ballmaier Jurgen Ballmaier Title: Chief Executive Officer and Director