Form 10QSB
period 2006-12-31
DGT Corp.
filed 2007-02-08
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of December 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of December 31, 2006;
F-2	Statements of Operations for the three months ended December 31, 2006 and period from inception (April 17, 2006) to December 31, 2006;
F-3	Statement of Stockholders’ Equity for the period from inception (April 17, 2006) to December 31, 2006;
F-4	Statements of Cash Flows for the period from inception (April 17, 2006) to December 31, 2006;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of December 31, 2006
(Unaudited)

ASSETS

Current assets
Cash	$72,843
Prepaid expenses	15,736
Total current assets	88,579

Property and equipment - Note 2	2,101

TOTAL ASSETS	$90,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,457

Long-term debt
Shareholders’ loans - Note 4	37,000

TOTAL LIABILITIES	40,457

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000
Additional paid in capital	81,000
Deficit accumulated during the development stage	(39,777)
Total stockholders’ equity	50,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,680

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three months ended December 31, 2006
Period from April 17, 2006 (Inception) to December 31, 2006
(Unaudited)

	Three months ended December 31, 2006	Period from April 17, 2006 (Inception) to December 31, 2006

Revenues	$0-	$0-

General and administrative expenses:
Professional fees	9,461	24,476
Amortization	190	278
Bank charges and interest	141	402
Foreign exchange loss	936	1,260
Filing and registration	1,525	1,810
Product development	-0-	10,600
Office and miscellaneous	-0-	627
Total general and administrative	12,253	39,453

Net loss before other expense	(12,253)	(39,453)

Other expense
Loss on sale of equipment	-0-	324

Net loss	$(12,253)	$(39,777)

Net loss per share:
Basic and diluted	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted	9,000,000	9,000,000

See accompanying notes to financial statements.

 DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from April 17, 2006 (Inception) to December 31, 2006
(Unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the development stage	Total
	Shares	Amount	capital
Issuance of common stock for cash @$.001	9,000,000	$9,000	$81,000	$-	$90,000
Net loss for the period	-	-	-	(39,777)	(39,777)
Balance, December 31, 2006	9,000,000	$9,000	$81,000	$(39,777)	$50,223

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Period from April 17, 2006 (Inception) to December 31, 2006
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,777)
Adjustments to reconcile net loss to
Cash used by operating activities:
Depreciation	278
Loss on sale of property and equipment	324
Change in non-cash working capital items
Prepaid expenses	(15,736)
Accounts payable and accrued liabilities	3,457

CASH FLOWS USED IN OPERATING ACTIVITIES	(51,454)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	1,688
Purchase of property and equipment	(4,391)

CASH FLOWS USED IN INVESTING ACTIVITIES	(2,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	37,000
Proceeds from sales of common stock	90,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	127,000

NET INCREASE IN CASH	72,843
Cash, beginning of period	-0-
Cash, end of period	$72,843

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$-

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

DGT Corp. (“DGT”) was incorporated in Nevada on April17, 2006. DGT is a development stage company located in Vancouver, Canada which operates as a provider of professional digital photo-editing services for photography studios and digital photo processors.

Property and Equipment

The Company’s capital asset has been capitalized and is being depreciated over its estimated useful life on a straight line basis over a three year period.

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

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

DGT does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

Computer equipment	$2,291
Less: Accumulated depreciation	(190)
$2,101

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 3 - INCOME TAXES

For the period ended December 31, 2006, DGT has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $40,000 at December 31, 2006, and will expire in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2006
Deferred tax asset attributable to:
Net operating loss carryover	$13,600
Valuation allowance	(13,600)
Net deferred tax asset	$-

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 - SHAREHOLDERS’ LOANS

On November 22, 2006, the Company received loans from two shareholders in the principal amounts of $17,000 and $20,000. Both loans are non-interest bearing and are due twelve months after receiving written demand from the lender. The monies received are being used for working capital.

NOTE 5 - COMMON STOCK

At inception, DGT issued 9,000,000 shares of stock for $90,000 cash.

NOTE 6 - COMMITMENTS

The company entered into an outsourcing agreement with Dolphin Industries Limited. Under the terms of the agreement, DGT agrees to pay Dolphin Industries Limited the sum of $ 10,000 for carrying out the beta testing of the quality of their photo-editing services and testing of the internet bandwidth for file transmission. Upon successful completion of the beta testing stage, DGT guarantees Dolphin Industries Limited for a period of 90 days, the greater of $5,000 per month or a minimum of 3,300 images to be edited for each 30 day period at $1.50 per image.

NOTE 7 - LIQUIDITY AND GOING CONCERN

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

Our Current Developments in Testing

Our business plan entailed Beta testing under our agreement with Dolphin. We replicated extreme scenarios of complicated and sizable orders to determine our responsiveness to the same spectrum of performance criteria involved in our initial testing process known as the “Alpha stage,” which we completed in April 2006. The criteria we used in our Beta testing included the following actions:

▪	test the timeliness and deliverability of the photographs from our central job collection site in Hong Kong to our service provider in China;
▪	test our administrative and security procedures in both offices;
▪	test the most suitable image sizes with the given bandwidth to achieve the optimum data transfer rate; and
▪	test and examine the quality control process in the China office.

As of December 31, 2006, we completed the Beta testing process. Recently, we experienced an earthquake in Taiwan that was responsible for severing 6 of the 7 undersea communication cables between Asia and North America. Despite the significant impairment to the communication infrastructure, we were able to maintain reasonable file transfer operations between Dolphin’s facilities in China and North America. The earthquake experience did, however, provide our company with valuable insight into dealing with extreme conditions, which timely occurred during our Beta testing with Dolphin.

At the end of the Beta testing, we managed to exceed our testing objective of 150Kilobytes/sec (280 images of 2M each) transfer rate as provided in our Feasibility Study on March 2006. Despite completion of successful Beta testing, we still have significant tests to perform before we are ready for significant customer orders. We hope to continue testing the speed and accuracy of our file transmissions. It is essential to have quick and efficient transmission lines, which frequently tend to crash in China, in order to provide our customers steady and reliable service. In addition, we plan to further test the quality and speed of Dolphin’s photo editing services in order to meet North American expectations of turnaround time. We will also be responding to file corruption problems that arise and customer service issues.

Our Plan Following Testing

Our objective following Beta testing was to locate a few photography studios in North America to establish minimal revenues, but more importantly to further test our photo editing services under live circumstances. We recently established small chargeable jobs with mid-size photography studios in Canada that require a fairly large volume of photo editing services. We have already worked these photography studios to a limited extent in the Beta testing process when they allowed us to compare our services against their own in-house editing departments. Our initial goal was to establish arrangements that, among other things, provided for the following:

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

Unfortunately, we have not yet established an arrangement with these mid-sized photography studios that meets the above criteria. As of now, we are working on a per order basis. We have not realized any revenues for the current reporting period. Negotiations continue, however, to try our services and capabilities before these studios decide to pursue a scalable commitment for our services. If we are able to establish a significant contractual arrangement, we intend to branch out and actively pursue additional customers that possess working relationships with learning institutions such as high schools, colleges, and universities which will allow us to demonstrate our services.

Following our Beta testing, our agreement with Dolphin specifies our relationship going forward. Specifically, we agreed to provide Dolphin, starting 30 days from Beta testing, the greater of $5,000 for each 30-day period of completed photo editing for a total of 90 days or a minimum of 3,300 images to be edited for each 30-day period for a total of 90 days at $1.50 per finished digital image. We have already paid Dolphin $5,000 under the agreement. Our next minimum payment, assuming we are unable to achieve a minimal amount of orders, will be due on March 1, 2007 in the amount of $5,000.

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

Anticipated Expenses over the Next Twelve Months

We anticipate that we will spend approximately $75,000 on our expenses in the next twelve months. Below is a table showing these expenses.
Expense Item	Estimated Annual Amount
Legal	28,000
Accounting	15,000
Travel Expenses	10,000
Web Design & Technical Consultant	10,000
Computer Hardware	2,000

Printing & Office Expenses	2,000
Filing Fees & Transfer Agent	5,000
Working Capital	3,000

TOTAL	$75,000

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

Results of Operations for the three months ended December 31, 2006 and Period from Inception (April 17, 2006) to December 31, 2006

We did not earn any revenue during the three months ended December 31, 2006 and have not earned any revenue since our inception on April 17, 2006.

We incurred operating expenses in the amount of $12,253 for the three months ended December 31, 2006, and operating expenses of $39,453 for the period from inception (April 17, 2006) to December 31, 2006. For the period from inception to December 31, 2006, these expenses mainly consisted of professional fees in connection with our public filings and product development expenses. For the three months ended December 31, 2006, these expenses mainly consisted of professional fees.

We incurred a net loss of $12,253 for the three months ended December 31, 2006, and a net loss of $39,777 for the period from inception (April 17, 2006) to December 31, 2006. Our losses for both periods are mainly attributable to operating expenses.

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $88,579 and total assets of $90,680. Our total current assets as of December 31, 2006 were cash in the mount of $72,843 and prepaid expenses in the amount of $15,736. Our total current liabilities as of December 31, 2006 were $3,457 represented by accrued expenses. As a result, on December 31, 2006, we had working capital of $85,122.

Operating activities used ($51,454) in cash for the period from inception (April 17, 2006) to December 31, 2006. Our net loss of ($39,777) and prepaid expenses of ($15,736) were the primary components of our negative operating cash flow. Investing activities for the period from inception (April 17, 2006) to December 31, 2006 used ($4,391) for the purchase of equipment offset by proceeds received on the sale of equipment of $1,688 for a total of ($2,703). Net cash flows provided by financing activities for the period from inception (April 17, 2006) to December 31, 2006 was $127,000 represented as proceeds from the sale of our stock and shareholder loans.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry our business forward without additional financing. We have cash in the amount of $72,843 as of December 31, 2006, which is not enough to meet our projected expenditures in the next twelve months. Thus, in order to meet our capital needs, we must raise funds from other sources to remain in business. At the present time, we have not made any arrangements to raise additional capital for our needs. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Jurgen Ballmaier, and our Chief Financial Officer, Mr. Dr. Wolfgang Wagner. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note, dated November 22, 2006 to Romel Alibudbud
10.2	Promissory Note, dated November 22, 2006 to Jurgen Ballmaier
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGT Corp.

Date:	February 6, 2007

By: /s/ Jurgen Ballmaier Jurgen Ballmaier Title: Chief Executive Officer and Director