Form 10KSB
period 2007-03-31
DGT Corp.
filed 2007-06-20
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 333-137460

DGT Corp.
(Name of small business issuer in its charter)

Nevada	E.I.N. Number Pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. D2003 Gahood Villas, Baizin Zhuang, Hou Sha Yu, Shunyi District, Beijing, China	101300
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (86) 130-7113-7549

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not available.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 9,000,000 Common Shares as of March 31, 2007.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business

Business Overview

We were incorporated on April 17, 2006, under the laws of the State of Nevada. Our fiscal year end is March 31. We currently operate our business out of office space located at No-D2003 Gahood Villas, Baizin Zhuang Hou Sha Yu, Shunyi District, Beijing, China, 101300. Our telephone number (86) 130-7113-7549.

We provide professional digital photo editing service for photo studios. Presently, we are targeting potential customers in North America, with plans to expand globally. Our primary focus is photo retouching and we will gradually move into photo restoration, additional forms of photo editing services, and photo album assembling and resale. Examples of our photo retouching services include removing imperfections, scratches, blemishes, braces, fly-away hair, sun spots, cropping, and the addition of different backgrounds or special effects.

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

Testing Our Services

In the Alpha stage of our testing, we set up an FTP server in Hong Kong using the services of a Hong Kong internet web hosting company, Inspire CyberNet Ltd. (www.inscyber.net), as our base for all image transfers between North America and Hong Kong as well as Hong Kong and China. We have tested various scenarios and found the FTP setup to be the optimum for both speed and ease of operations. During the test, we uploaded and downloaded numerous images to our FTP server in Hong Kong. The image files were then transferred to our outsourcing facility in China. This action was initiated to:

▪	test the timeliness and deliverability of the photographs from our central job collection site in Hong Kong to our service provider in China;

▪	test our administrative and security procedures in both offices;

▪	test the most suitable image sizes with the given bandwidth to achieve the optimum data transfer rate; and

▪	test and examine the quality and quality control process in the China office.

After achieving positive results in April 2006 on the outsourcing facility in China, which Dolphin performed in our cooperation free of charge, we initiated our Beta testing in June of

2006. Under our agreement with Dolphin, we agreed to pay the company $10,000 to carry out Beta testing of the quality of their photo editing services and initiate more advanced testing of the internet bandwidth for our file transmission.

During Beta testing, we replicated extreme scenarios of complicated and sizable orders to determine our responsiveness to the same spectrum of performance criteria involved in our Alpha testing above. As of December 31, 2006, we completed the Beta testing process. In our fourth quarter, we experienced an earthquake in Taiwan that was responsible for severing 6 of the 7 undersea communication cables between Asia and North America. Despite the significant impairment to the communication infrastructure, we were able to maintain reasonable file transfer operations between Dolphin’s facilities in China and North America. The earthquake experience did, however, provide our company with valuable insight into dealing with extreme conditions, which timely occurred during our Beta testing with Dolphin.

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

Our Photo Editing Services

Our principal service is digital photo retouching. This service is mainly targeted at photo studios with a high volume of editing such as annual photos for high schools and graduation pictures. Currently, our services are performed in China and we plan to market them in North America.

Our primary focus is photo retouching services, but we intend to gradually move into other forms of photo editing services and photo album assembling and resale. There are countless ways to enhance an image by editing, also known as “post-processing.” There are simple enhancement methods, including the following familiar types: cropping (takes out edges of a photo to better frame or remove excess background space from the main subject); improving colors in a photo by adjusting the brightness or contrast; removing unwanted red coloration in the subject’s pupils (Red-Eye); converting the photograph from color to black and white; and manipulating background colors. Our photo editing capabilities at this stage only involve removing imperfections, scratches, blemishes, braces, fly-away hair, sun spots, cropping, and the addition of different backgrounds or special effects. At a later stage, we may also include more sophisticated editing operations and should be capable of nearly about every type of photo editing service process available. We hope to advance our service capabilities to photo studios that are in need of our services at an affordable price.

Sales & Marketing Strategy

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

Unfortunately, we have not yet established an arrangement with these mid-sized photography studios that meets the above criteria. As of now, we are working on a per order basis. We have not realized any revenues for the year ended March 31, 2007. Negotiations continue, however, to try our services and capabilities before these studios decide to pursue a scalable commitment for our services. If we are able to establish a significant contractual arrangement, we intend to branch out and actively pursue additional customers that possess working relationships with learning institutions such as high schools, colleges, and universities which will allow us to demonstrate our services.

If we become established in the marketplace in terms of service and quality and have captured regions in both Canada and the United States, and elsewhere, we plan to venture into Phase 2 of our strategic plan. During phase 2, we will complete three essential steps. First, our Company will initiate a strong move into North America and perhaps Europe to capture a larger market share. Second, we will expand into more advanced aspects of digital photograph editing, such as restoration. Third, we will setup a web portal for individual photographers to take advantage of our current photo retouching service.

Supply Strategy

We outsource our photo editing to our service provider, Dolphin Industries Limited (“Dolphin”) on an order-by-order basis. Dolphin supplies all of the necessary professional photo editors for us according to our quality specifications. This has enabled us to provide the relatively intensive photo editing without requiring a large amount of working capital.

Following our Beta testing, our agreement with Dolphin specifies our relationship going forward. Specifically, we agreed to provide Dolphin, starting 30 days from Beta testing, the greater of $5,000 for each 30-day period of completed photo editing for a total of 90 days or a minimum of 3,300 images to be edited for each 30-day period for a total of 90 days at $1.50 per finished digital image. We have paid Dolphin a total of $15,000 under the agreement as of March 31, 2007.

Server Development

Once all the procedures and quality processes have been tested with photography studios, we plan to enter the second stage of development by creating a web Portal/web Server based on the same server in Hong Kong. This establishment will enable the individual consumer an opportunity to tap into our services. If we reach this stage of our business plan, all internet traffic between our outsourcing facility in China and rest of the world will go through our Hong Kong Server. PayPal® by eBay® will be the choice of payment and all transactions will be handled and settled through our Hong Kong server.

Competition

The digital photo editing industry is relatively competitive and fragmented. We compete against other small to medium size companies that provide an array of services besides photo editing. The majority of our competition comes from India. Examples of companies with whom we compete include 1st Image Works, SunTec, Cipher Images, Sumanesh Graphic Studio, and Creative Excellence.

We believe that our competitive strengths consist of the quality of our products, the level of our customer service, the niche of the market that we are targeting, and the competitive pricing that we offer to our customers.

Government Regulation

We provide a service mainly over the internet; thus, we are not subject to any international trade agreements, trade quotas, duties, taxes, and similar impositions. Once we market our service in North America, our services may be subject to regulation by the Federal Trade Commission, the Federal Trade Commission, the Canadian Radio-television and Telecommunications Commission, and various state, local, and private consumer protection and other regulatory authorities. We believe that we are in substantial compliance with these regulations.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We have no employees. Our officers and directors serve without compensation.

Item 2. Description of Property

Our office is located at No-D2003 Gahood Villas, Baizin Zhuang Hou Sha Yu, Shunyi District, Beijing, China, 101300 where we are provided approximately 300 square feet of office space, without charge and without any written lease agreement.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “DGTR.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	0	0
December 31, 2006	0	0
September 30, 2006	0	0
June 30, 2006	0	0
Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 31, 2007, we had approximately thirty-nine (39) holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

On May 20, 2006 and June 18, 2006, we sold an aggregate of 9,000,000 shares of our common stock at $0.01 per share for aggregate gross proceeds of $90,000. 300,000 shares were sold to a director and officer, 6,000,000 shares were sold to a major shareholder, and 2,700,000 shares sold to various other shareholders.

All thirty-seven (39) shareholders, including the officer and director, are non-U.S. persons in an offshore transaction relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S and/or Section 4(2) of the Securities Act.

Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution.

We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Item 6. Plan of Operation

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

Our Plan of Operation

Our primary objective in the next twelve months will be to establish a contractual relationship with a suitable test photography studio in which to receive orders and further test our photo editing capabilities and transmission channels. We hope that our future arrangement with the photography studio will provide us much needed revenues in addition to developing our services.

If we become established in the marketplace in terms of service and quality and have captured regions in both Canada and the United States, and elsewhere, we plan to venture into Phase 2 of our strategic plan. During phase 2, we will complete three essential steps. First, our Company will initiate a strong move into North America and perhaps Europe to capture a larger market share. Second, we will expand into more advanced aspects of digital photograph editing, such as restoration. Third, we will setup a web portal for individual photographers to take advantage of our current photo retouching service.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry our our business forward without additional financing. Thus, in order to meet our needs in the next twelve months, we must raise capital from other sources to remain in business. At the present time, we have not made any arrangements to raise additional capital for our long term needs. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

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

Results of Operations for the Year Ended March 31, 2007

We did not earn any revenue during the fiscal year ended March 31, 2007 and have not earned any revenue since our inception on April 17, 2006.

We incurred operating expenses in the amount of $80,735 for the period from inception (April 17, 2006) to March 31, 2007. For the period from inception to March 31, 2007, these expenses mainly consisted of professional fees in connection with our public filings in the amount of $47,719, and product development expenses in the amount of $28,600.

We incurred a net loss of $81,059 for the period from inception (April 17, 2006) to March 31, 2007. Our losses for this period are mainly attributable to operating expenses.

Liquidity and Capital Resources

As of March 31, 2007, we had total current assets of $45,596 and total assets of $47,506. Our total current assets as of March 31, 2007 were cash in the mount of $29,860 and prepaid expenses in the amount of $15,736. Our total current liabilities as of March 31, 2007 were $3,065 represented by accrued expenses. As a result, on March 31, 2007, we had working capital of $42,531.

Operating activities used ($92,937) in cash for the period from inception (April 17, 2006) to March 31, 2007. Our net loss of ($81,059) and prepaid expenses of ($15,736) were the primary components of our negative operating cash flow. Investing activities for the period from inception (April 17, 2006) to March 31, 2007 used ($4,391) for the purchase of equipment offset by proceeds received on the sale of equipment of $1,688 for a total of ($2,703). Net cash flows provided by financing activities for the period from inception (April 17, 2006) to March 31, 2007 was $125,500 represented as proceeds from the sale of our stock and shareholder loans.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry our business forward without additional financing. We have cash in the amount of $29,860 as of March 31, 2007, which is not enough to meet our projected expenditures in the next twelve months. Thus, in order to meet our capital needs, we must raise funds from other sources to remain in business. At the present time, we have not made any arrangements to raise additional capital for our needs. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

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

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheet as of March 31, 2007

F-3	Statements of Operations -Period from inception (April 17, 2006) to March 31, 2007

F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss from inception (April 17, 2006) to March 31, 2007

F-5	Statements of Cash Flows for the period from inception (April 17, 2006) to March 31, 2007

F-6	Notes to Financial Statements

RONALD N. SILBERSTEIN, C.P.A., P.L.L.C.
30201 ORCHARD LAKE ROAD, SUITE 150
FARMINGTON HILLS, MICHIGAN 48334
TEL: (248) 330-6226 ● FAX: (248) 479-0578
www.ronscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
DGT Corp.
Coquitlam, British Columbia, Canada

We have audited the accompanying balance sheet of DGT Corp. (a development stage company) as of March 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from inception (April 17, 2006) to March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DGT Corp. as of March 31, 2007, and the results of their operations and their cash flows for the period from inception (April 17, 2006) to March 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ronald N. Silberstein, C.P.A., P.L.L.C.

Ronald N. Silberstein, CPA, PLLC
Farmington Hills, Michigan
June 15, 2007

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of March 31, 2007

ASSETS

Current assets
Cash	$29,860
Prepaid expenses	15,736
Total current assets	45,596

Property and equipment - Note 2	1,910

TOTAL ASSETS	$47,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,065

Long-term debt
Shareholders’ loans - Note 4	35,500

TOTAL LIABILITIES	38,565

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000
Additional paid in capital	81,000
Deficit accumulated during the development stage	(81,059)
Total stockholders’ equity	8,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,506

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Period from April 17, 2006 (Inception) to March 31, 2007

Period from April 17, 2006 (Inception) to March 31, 2007

Revenues	$0-

General and administrative expenses:
Professional fees	47,719
Depreciation	469
Bank charges and interest	546
Foreign exchange loss	964
Filing and registration	1,810
Product development	28,600
Office and miscellaneous	627
Total general and administrative	80,735

Net loss before other expense	(80,735)

Other Income (Expense)
Loss on sale of equipment	324

Net loss	$(81,059)

Net loss per share:
Basic and diluted	$0.00

Weighted average shares outstanding:
Basic and diluted	9,000,000

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from April 17, 2006 (Inception) to March 31, 2007

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	9,000,000	$9,000	$81,000	$-	$90,000
Net loss for the period	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	9,000,000	$9,000	$81,000	$(81,059)	$8,941

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Period from April 17, 2006 (Inception) to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,059)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	469
Loss on sale of property and equipment	324
Change in non-cash working capital items
Prepaid expenses	(15,736)
Accrued expenses	3,065
CASH FLOWS USED IN OPERATING ACTIVITIES	(92,937)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	1,688
Purchase of property and equipment	(4,391)

CASH FLOWS USED IN INVESTING ACTIVITIES	(2,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	37,000
Repayments of loans from shareholders	(1,500)
Proceeds from sales of common stock	90,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	125,500

NET INCREASE IN CASH	29,860
Cash, beginning of period	-0-
Cash, end of period	$29,860

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$-

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

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
March 31, 2007

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

DGT does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Financial and Income Tax Reporting Periods

The Company has chosen March 31 as its year-end for financial reporting and for income tax reporting.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007:

Computer equipment	$	$ 2,291
Less: Accumulated depreciation		(381)
		$1,910

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 3 - INCOME TAXES

For the period ended March 31, 2007, DGT has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $81,000 at March 31, 2007, and will expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$27,500
Valuation allowance	(27,500)
Net deferred tax asset	$-

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007

NOTE 4 - SHAREHOLDERS’ LOANS

On November 22, 2006, the Company received loans from two shareholders in the principal amounts of $17,000 and $20,000. The Company subsequently repaid $1,500 f the money owed to one of the shareholders. Both loans are non-interest bearing and are due twelve months after receiving written demand from the lender. The monies received are being used for working capital.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Jurgen Ballmaier, and our Chief Financial Officer, Mr. Dr. Wolfgang Wagner. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position Held with the Company	Date First Elected or Appointed
Jurgen Ballmaier No-D2003 Gahood Villas, Baizin Zhuang Hou Sha Yu, Shunyi District, Beijing, China, 101300	53	President, Chief Executive Officer, Secretary, Director	June 8, 2006
Dr. Wolfgang Wagner 706 Embassy House, 18 Dongzhimenwaixiaojie, Beijing, China, 100027	56	Treasurer, Chief Financial Officer, Principal Accounting Officer, Director	June 8, 2006

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Jurgen Ballmaier, President, Chief Executive Officer, Secretary, and Director

Mr. Jurgen Ballmaier was appointed as our Director, President, Chief Executive Officer, and Secretary on June 8, 2006. Mr. Ballmaier brings twenty-plus years of experience at the executive level to our Company. In 2002, Mr. Ballmaier held the position of Managing Director with Peter J’ger GmbH and was the Managing Director of Harper and Harper GmbH in 2000.

Dr. Wolfgang Wagner, Treasurer, Chief Financial Officer, Director

Dr. Wolfgang Wagner was appointed as a Director and Treasurer on June 8, 2006. Dr. Wagner serves as the general manager of VDA in China since 2005. From 2000 to 2005, Dr. Wagner was engaged by Volkswagen AG in Beijing and Germany in various management and consulting positions. In addition to his experience with Volkswagen, Dr. Wagner’s professional background includes an additional eight years in the automotive industry. Dr. Wagner earned a Master’s degree in Chemistry from TU Műnchen, a Ph.D in Science from TU Műnchen, and completed his Post-Doctoral Fellowship at Stanford University in Polymer Physics.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending March 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended March 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of March 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal year ended March 31, 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jurgen Ballmaier(1) President, Chief Executive Officer, and Secretary	2007 2006	0 -	0 -	0 -	0 -	0 -	0 -	0 -	0 -
Dr. Wolfgang Wagner(2) Treasurer, Chief Financial Officer, and Principal Accounting Officer	2007 2006	0 -	0 -	0 -	0 -	0 -	0 -	0 -	0 -

(1)
 Mr. Ballmaier was appointed to serve as our President, Chief Executive Officer, and Secretary on June 8, 2006. The information provided in the summary compensation table includes all compensation paid to Mr. Ballmaier for the full fiscal year ended March 31, 2007.

(2)
Dr. Wagner was appointed to serve as our Treasurer, Chief Financial Officer, and Principal Accounting Officer on June 8, 2006. The information provided in the summary compensation table includes all compensation paid to Dr. Wagner for the full fiscal year ended March 31, 2007.

Narrative Disclosure to the Summary Compensation Table

We did not compensate our executive officers for services rendered during the fiscal year ended March 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jurgen Ballmaier	-	-	-	-	-	-	-	-	-
Dr. Wolfgang Wagner	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of March 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jurgen Ballmaier	-	-	-	-	-	-	-
Dr. Wolfgang Wagner	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 9,000,000 shares of common stock issued and outstanding on March 31, 2007.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Jurgen Ballmaier Director, President, Secretary and Chief Executive Officer No-D2003 Gahood Villas, Baizin Zhuang Hou Sha Yu, Shunyi District, Beijing, China, 101300	Common Stock	300,000	3.33%
Dr. Wolfgang Wagner Director, CFO, Treasurer, Principal Accounting Officer 706 Embassy House, 18 Dongzhimenwaixiaojie, Beijing, China, 100027	Common Stock	NONE	NONE
DIRECTORS AND OFFICERS - TOTAL		300,000	3.33%

5% SHAREHOLDERS
Madam Kam Chung Hui Suite 211, 2/F Tak Shing House Tak Tin Estate, Lam Tin, Kowloon, Hong Kong	Common Stock	6,000,000	66.67%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Change in Control

Under a Share Transfer Agreement dated February 22, 2007 (the “Share Transfer Agreement”), Madam Kam Chung Hui acquired a total of 6,000,000 shares of our common stock, representing approximately 66.67% of the current issued and outstanding shares of common stock from the Company’s former affiliate shareholder, Mr. Romel Alibudbud. Madam Kam Chung Hui paid an aggregate consideration of $60,000 (or $0.01 per share) for the shares from her personal funds. As a result of this transaction, Madam Kam Chung Hui has assumed control of the Company.

Item 12. Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 19, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended March 31, 2007 and March 31, 2006 were approximately $4,500 and $2,500, respectively.

Audit-Related Fees

 Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

 Tax Fees

 The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended March 31, 2007 and 2006.

 All Other Fees

 The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended March 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

By:	/s/ Jurgen Ballmaier
Jurgen Ballmaier, President, Secretary, Chief Executive Officer and Director (Principal Executive Officer)
Dated: June 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jurgen Ballmaier
Jurgen Ballmaier, President, Secretary, Chief Executive Officer and Director (Principal Executive Officer)
Dated: June 15, 2007

By:	/s/ Wolfgang Wagner
Dr. Wolfgang Wagner, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
Dated: June 15, 2007