Form 10QSB
period 2007-06-30
DGT Corp.
filed 2007-08-06
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2007;
F-2	Statements of Operations for the three months ended June 30, 2007, period from inception (April 17, 2006) to June 30, 2006, and period from inception (April 17, 2006) to June 30, 2007;
F-3	Statement of Stockholders’ Equity for the period from inception (April 17, 2006) to June 30, 2007;
F-4	Statements of Cash Flows for the three months ended June 30, 2007, period from inception (April 17, 2006) to June 30, 2006, and period from inception (April 17, 2006) to June 30, 2007;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As at June 30, 2007 and March 31, 2007

ASSETS	June 30, 2007	March 31, 2007
		(audited)
Current assets
Cash	$5,906	$29,860
Prepaid expenses	21,019	15,736
Total current assets	26,925	45,596

Property and equipment - Note 3	1,719	1,910

TOTAL ASSETS	$28,644	$47,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,065	$3,065

Long-term debt
Shareholders’ loans - Note 5	35,500	35,500

TOTAL LIABILITIES	38,565	38,565

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value, 100,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital	81,000	81,000
Deficit accumulated during the development stage	(99,921)	(81,059)
Total stockholders’ equity	(9,921)	8,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,644	$47,506

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three months ended June 30, 2007
Period from April 17, 2006 (Inception) to June 30, 2006
Period from April 17, 2006 (Inception) to June 30, 2007

	Three months ended June 30, 2007	Period from April 17, 2006 (Inception) to June 30, 2006	Period from April 17, 2006 (Inception) to June 30, 2007

Revenues	$0-	$0-	$0-

General and administrative expenses:

Professional fees	3,500	962	51,219
Amortization	191	88	660
Bank charges and interest	133	108	679
Foreign exchange loss (gain)	(962)	-0-	2
Filing and registration	-0-	-0-	1,810
Product development	16,000	5,000	44,600
Office and miscellaneous	-0-	627	627
Total general and administrative	18,862	6,785	99,597

Net loss before other expense	(18,862)	(6,785)	(99,597)

Other expense
Loss on sale of equipment	-0-	-0-	324

Net loss	$(18,662)	$(6,785)	$(99,921)

Net loss per share: Basic and diluted	$0 .00	$0 .00	$0.00

Weighted average shares outstanding: Basic and diluted	9,000,000	9,000,000	9,000,000

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Period from April 17, 2006 (Inception) to June 30, 2007

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	9,000,000	$9,000	$81,000	$-	$90,000
Net loss for the period	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	9,000,000	9,000	81,000	(81,059)	8,941
Net loss for the period				(18,862)	(18,862)
Balance, June 30, 2007	9,000,000	$9,000	$81,000	$(99,921)	$(9,921)

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Three months ended June 30, 2007
Period from April 17, 2006 (Inception) to June 30, 2006
Period from April 17, 2006 (Inception) to June 30, 2007

	Three months ended June 30, 2007	Period from April 17, 2006 (Inception) to June 30, 2006	Period from April 17, 2006 (Inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,862)	$(6,785)	$(99,921)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	191	88	660
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items Prepaid expenses	(5,283)	(5,000)	(21,019)
Accounts payable and accrued liabilities	-0-	10,962	3,065
CASH FLOWS USED IN OPERATING ACTIVITIES	(23,954)	(735)	(116,891)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	(2,100)	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	(2,100)	(2,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	-0-	-0-	35,500
Proceeds from sales of common stock	-0-	90,000	90,000
Share subscriptions receivable		(44,500)	-0-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-0-	45,500	125,500

NET INCREASE (DECREASE) IN CASH	(23,954)	42,665	5,906
Cash, beginning of period	29,860	-0-	-0-
Cash, end of period	$5,906	$42,665	$5,906

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of DGT Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB, have been omitted.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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
June 30, 2007

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2007:

Computer equipment	$2,291
Less: Accumulated depreciation	(572)
$1,719

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

DGT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007

NOTE 4 - INCOME TAXES

For the period ended June 30, 2007, DGT has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $100,000 at June 30, 2007, and will begin to expire in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$34,000
Valuation allowance	(34,000)
Net deferred tax asset	$-

NOTE 5 - SHAREHOLDERS’ LOANS

On November 22, 2006, the Company received loans from two shareholders in the principal amounts of $17,000 and $20,000. The Company subsequently repaid $ 1,500 of the money owed to one of the shareholders. Both loans are non-interest bearing and are due twelve months after receiving written demand from the lender. The monies received are being used for working capital.

NOTE 6 - COMMON STOCK

At inception, DGT issued 9,000,000 shares of stock for $90,000 cash.

NOTE 7 - COMMITMENTS

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
June 30, 2007

NOTE 8 - LIQUIDITY AND GOING CONCERN

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

Unfortunately, we have not yet established an arrangement with these mid-sized photography studios that meets the above criteria. As of now, we are working on a per order basis. We recently signed up 3 new customers willing to test out our services. They have already uploaded more than 500 testing images to send to Dolphin's facilities in Hong Kong starting in July 2007. We have not realized any revenues for the three months ended June 30, 2007. Negotiations continue, however, to try our services and capabilities before these studios decide to pursue a scalable commitment for our services. If we are able to establish a significant contractual arrangement, we intend to branch out and actively pursue additional customers that possess working relationships with learning institutions such as high schools, colleges, and universities which will allow us to demonstrate our services.

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

Results of Operations for the three months ended June 30, 2007, period from inception (April 17, 2006) to June 30, 2006, and period from inception (April 17, 2006) to June 30, 2007

We did not earn any revenue during the three months ended June 30, 2007 and have not earned any revenue since our inception on April 17, 2006.

We incurred operating expenses in the amount of $18,862 for the three months ended June 30, 2007, compared with operating expenses of $6,785 for the period from inception (April 17, 2006) to June 30, 2006, and operating expenses of $99,597 from inception (April 17, 2006) to June 30, 2007. For all these periods, these expenses mainly consisted of professional fees in connection with our public filings and product development expenses.

We incurred a net loss in the amount of $18,862 for the three months ended June 30, 2007, compared with a net loss of $6,785 for the period from inception (April 17, 2006) to June 30, 2006, and net loss of $99,597 from inception (April 17, 2006) to June 30, 2007. Our losses for all these periods are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of June 30, 2007, we had total current assets of $26,925 and total assets of $28,644. Our total current assets as of June 30, 2007 were cash in the mount of $5,906 and prepaid expenses in the amount of $21,019. Our total current liabilities as of June 30, 2007 were $3,065 represented by accounts payable and accrued liabilities. As a result, on June 30, 2007, we had working capital of $23,860.

Operating activities used ($116,891) in cash for the period from inception (April 17, 2006) to June 30, 2007. Our net loss of ($99,921) and prepaid expenses of ($21,019) were the primary components of our negative operating cash flow. Investing activities for the period from inception (April 17, 2006) to June 30, 2007 used ($4,391) for the purchase of equipment offset by proceeds received on the sale of equipment of $1,688 for a total of ($4,391). Net cash flows provided by financing activities for the period from inception (April 17, 2006) to June 30, 2007 was $125,000 represented as proceeds from the sale of our stock and shareholder loans.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry our business forward without additional financing. We have cash in the amount of $5,906 as of June 30, 2007, which is not enough to meet our projected expenditures in the next twelve months. Thus, in order to meet our capital needs, we must raise funds from other sources to remain in business. At the present time, we have not made any arrangements to raise additional capital for our needs. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Jurgen Ballmaier, and our Chief Financial Officer, Mr. Dr. Wolfgang Wagner. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

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

DGT Corp.

Date:	July 31, 2007

By: /s/ Jurgen Ballmaier Jurgen Ballmaier Title: Chief Executive Officer and Director