Form 10QSB
period 2007-09-30
BLACKROCK PETROLEUM CORP.
filed 2007-11-19
CIK 1375850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-137460

BLACKROCK PETROLEUM CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	E.I.N. Number Pending
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2820 W. Charleston Blvd., Suite 22 Las Vegas, NV	89102
(Address of Principal Executive Offices)	(Zip Code)

866-446-1869 b(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 1, 2007
Common Stock, $0.001 par value	135,000,000

Traditional Small Business Disclosure Format (Check one):

Yes ☐    No ☒

ii

Forward Looking Statements

This quarterly report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this periodic report.

Use of Names

In this quarterly report, the terms “Blackrock Petroleum”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Blackrock Petroleum Corp. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of September 30, 2007
(Unaudited)

ASSETS	September 30, 2007	March 31, 2007
		(audited)
Current assets
Cash	$462,529	$29,860
Prepaid expenses	21,019	15,736
Total current assets	483,548	45,596

Property and equipment - Note 3	1,528	1,910

TOTAL ASSETS	$485,076	$47,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,065	$3,065

Long-term debt
Shareholders’ loans - Note 5	35,500	35,500

TOTAL LIABILITIES	38,565	38,565

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 1,350,000,000 shares authorized, 135,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital	81,000	81,000
Share subscriptions	500,000	-0-
Deficit accumulated during the development stage	(143,489)	(81,059)
Total stockholders’ equity (deficiency)	446,511	8,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$485,076	$47,506

See accompanying notes to financial statements.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three Months and Six Months ended September 30, 2007
Period from April 17, 2006 (Inception) to September 30, 2007
(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Six months ended September 30, 2007	Period from April 17, 2006 ( Inception ) to September 30, 2006	Period from April 17, 2006 (Inception) to September 30, 2007

Revenues	$0-	$0-	$0-	$0-	$0-

General and administrative expenses:
Professional fees	41,798	14,053	45,298	15,015	93,017
Amortization	191	-0-	382	88	851
Bank charges and interest	382	153	515	261	1,061
Foreign exchange loss (gain)	-0-	324	(962)	324	2
Filing and registration	197	285	197	285	2,007
Product development	-0-	5,600	16,000	10,600	44,600
Office and miscellaneous	1,000	-0-	1,000	627	1,627
Total general and administrative	43,568	20,415	62,430	27,200	143,165

Net loss before other expense	(43,568)	(20,415)	(62,430)	(27,200)	(143,165)

Other expense
Loss on sale of equipment	-0-	(324)	-0-	(324)	324

Net loss	$(43,568)	$(20,739)	$(62,430)	$(27,564)	$(143,489)

Net loss per share:
Basic and diluted	$0 .00	$0 .00	$0 .00	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted ( adjusted for 15:1 forward stock split)	135,000,000	135,000,000	135,000,000	135,000,000

See accompanying notes to financial statements.

 BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from April 17, 2006 (Inception) to September 30, 2007
(Unaudited)

	Common stock		Additional paid-in capital	Share subscriptions	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000

Net loss for the period	-	-	-	-	(81,059)	(81,059)

Balance, March 31, 2007	135,000,000	$9,000	$81,000	$-0-	$(81,059)	$8,941

Proceeds of share subscription				500,000		500,000

Net loss for the period	-	-	-	-	(62,430)	(62,430)

Balance, September 30, 2007	135,000,000	$9,000	$81,000	$500,000	$(143,489)	$446,511

See accompanying notes to financial statements.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Six months ended September 30, 2007
Period from April 17, 2006 (Inception) to September 30, 2006
Period from April 17, 2006 (Inception) to September 30, 2007
(Unaudited)

	Six months ended September 30, 2007	Period from April 17, 2006 ( Inception ) to September 30, 2006	Period from April 17, 2006 (Inception) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,430)	$(27,524)	$(143,489)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	382	88	851
Loss on sale of property and equipment	-0-	324	324
Change in non-cash working capital items Prepaid expenses	(5,283)	(15,736)	(21,019)
Accounts payable and accrued liabilities	-0-	9,699	3,065

CASH FLOWS USED IN OPERATING ACTIVITIES	(67,331)	(33,149)	(160,268)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-0-	1,688	1,688
Purchase of property and equipment	-0-	(2,100)	(4,391)

CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	(412)	(2,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	-0-	-0-	35,500
Proceeds from sales of common stock	-0-	90,000	90,000
Proceeds from share subscription	500,000	-0-	500,000
Share subscriptions receivable	-0-	-0-	-0-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	500,000	90,000	625,500

NET INCREASE (DECREASE) IN CASH	432,669	56,439	462,529
Cash, beginning of period	29,860	-0-	-0-
Cash, end of period	$462,529	$56,439	$462,529

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Blackrock Petroleum Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB, have been omitted.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Blackrock Petroleum Corp. (“Blackrock”) was incorporated as DGT Corp. in Nevada on April 17, 2006. On September 20, 2007, the Company completed a merger with subsidiary Blackrock Petroleum Corp. and changed its name from DGT Corp. to Blackrock Petroleum Corp. Blackrock is a development stage company located in Las Vegas, Nevada which operates as a provider of professional digital photo-editing services for photography studios and digital photo processors.

Property and Equipment

The Company’s capital asset has been capitalized and is being depreciated over its estimated useful life on a straight line basis over a three year period.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Blackrock considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

Blackrock does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007:

Computer equipment	$2,291
Less: Accumulated depreciation	(763)
$1,528

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

NOTE 4 - INCOME TAXES

For the period ended September 30, 2007, Blackrock has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $144,000 at September 30, 2007, and will begin to expire in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$49,000
Valuation allowance	(49,000)
Net deferred tax asset	$-

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

On September 18, 2007, Blackrock received stock subscription proceeds related to a private placement of 1,000,000 post forward stock split shares at $.50 per share. Effective September 20, 2007, Blackrock effected a fifteen (15) for one (1) forward stock split.

NOTE 7 - COMMITMENTS

The company entered into an outsourcing agreement with Dolphin Industries Limited. Under the terms of the agreement, Blackrock agrees to pay Dolphin Industries Limited the sum of $ 10,000 for carrying out the beta testing of the quality of their photo-editing services and testing of the internet bandwidth for file transmission. Upon successful completion of the beta testing stage, Blackrock guarantees Dolphin Industries Limited for a period of 90 days, the greater of $5,000 per month or a minimum of 3,300 images to be edited for each 30 day period at $1.50 per image.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Our Business

Our company, Blackrock Petroleum Corp., was incorporated in the State of Nevada on April 17, 2006, under the name DGT Corp. Our common shares were quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 22, 2006 under the symbol “DGTR”.

On September 20, 2007, we completed a merger with our wholly owned subsidiary, Blackrock Petroleum Corp. As a result, we changed our name from “DGT Corp.” to “Blackrock Petroleum Corp.” and our trading symbol on the OTCBB was changed to “BRPC”.

In addition, effective September 20, 2007, we effected a fifteen (15) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 90,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 to 1,350,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. Our issued and outstanding share capital has increased from 9,000,000 shares of common stock to 135,000,000 shares of common stock.

We were in the business of providing professional digital photo editing services for photo studios, however, we determined to change our business plan from the professional digital photo editing services and intend to focus our activities on the oil and gas industry as an exploration stage corporation. We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We do not intend to operate any properties. We intend to focus our oil and gas activities in North America as well as other regions. We maintain our statutory registered agent’s office at Nevada Agency & Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our business office is located at 2820 W. Charleston Blvd., Suite 22, Las Vegas, NV 89102. This is our mailing address as well. Our telephone number is (866) 446-1869.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Overview

We were in the business of providing professional digital photo editing services for photo studios, however, we determined to change our business plan from the professional digital photo editing services and intend to focus our activities on the oil and gas industry as an exploration stage corporation. We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We do not intend to operate any properties. We intend to focus our oil and gas activities in North America as well as other regions.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers, directors and shareholders to fund operations.

At present, we do not own or have interests in any oil and gas prospects.

Plan of Operations

We are a development stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we are able to acquire oil and gas prospects, explore and develop such prospects and are able to produce oil and/or gas from our exploration and development. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of oil and/or gas. Our only other source for cash at this time is investments by others in Blackrock Petroleum. We must raise cash to implement our plan and stay in business.

We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We do not intend to operate any properties. We intend to focus our oil and gas activities in North America as well as other regions.

At the present time, we are in the process of attempting to raise additional money through a private placement and there is no assurance that we will raise additional money in the future. If we require additional money and are unable to raise it, we may have to suspend or cease operations. The proceeds from our current private placement offering will be used for oil and gas prospects acquisition, property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses and working capital.

We do not intend to hire additional employees at this time.

Anticipated Expenses over the Next Twelve Months

We anticipate that we will spend approximately $250,000 on our expenses in the next twelve months. Below is a table showing these expenses.

Expense Item	Estimated Annual Amount
Legal	60,000
Accounting	40,000
Travel Expenses	10,000
Web Design & Technical Consultant	10,000
Business Consultant	25,000
Printing & Office Expenses	2,000
Filing Fees & Transfer Agent	5,000
Working Capital	98,000

TOTAL	$250,000

Liquidity and Capital Resources

As of September 30, 2007, we had total current assets of $483,548 and total assets of $485,076. Our total current assets as of September 30, 2007 were cash in the mount of $462,529 and prepaid expenses in the amount of $21,019. Our total current liabilities as of September 30, 2007 were $3,065 represented by accounts payable and accrued liabilities. As a result, on September 30, 2007, we had working capital of $480,483.

Operating activities used ($160,268) in cash for the period from inception (April 17, 2006) to September 30, 2007. Our net loss of ($143,489) and prepaid expenses of ($21,019) were the primary components of our negative operating cash flow. Investing activities for the period from inception (April 17, 2006) to September 30, 2007 used ($4,391) for the purchase of equipment offset by proceeds received on the sale of equipment of $1,688 for a total of ($4,391). Net cash flows provided by financing activities for the period from inception (April 17, 2006) to September 30, 2007 was $125,500 represented as proceeds from the sale of our stock and shareholder loans.

As of November 19, 2007, the Company has received payment for subscriptions to purchase 1,000,000 shares of common stock of the Company at a price of $0.50 per share for total proceeds of $500,000.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing. We have cash in the amount of $462,529 as of September 30, 2007, which is not enough to meet our projected expenditures in the next twelve months if we acquire, or earn through funding projects, interests in oil and gas prospects. Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business. At the present time we are currently raising additional money through a private placement, however, there can be no assurance that we will be able to raise additional money in the future. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

ITEM 3. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company intends to add the following additional elements to its financial controls and procedures in the near future:

•	to appoint an audit committee;

•	to appoint a financial expert who will also be appointed as a director of the Company and the Company’s audit committee; and

•	to adopt an audit committee charter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

As of November 19, 2007, the Company has received payment for subscriptions to purchase 1,000,000 shares of common stock of the Company at a price of $0.50 per share for total proceeds of $500,000.

Item 6. Exhibits

(a) Exhibit List

31.1 Certificate pursuant to Rule 13a-14(a)

31.2 Certificate pursuant to Rule 13a-14(a)

32.1 Certificate pursuant to 18 U.S.C. §1350

32.2 Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November, 2007

BLACKROCK PETROLEUM CORP. (Registrant)

By:	/s/ Zhu Hua Yin
Zhu Hua Yin
President, CEO, Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zhu Hua Yin Zhu Hua Yin	President, CEO, Treasurer, CFO and Director	November 19, 2007

/s/ Hsien Loong Wong Hsien Loong Wong	Secretary and Director	November 19, 2007