Form 10QSB
period 2007-12-31
BLACKROCK PETROLEUM CORP.
filed 2008-02-14
CIK 1375850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number  333-137460

BLACKROCK PETROLEUM CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	E.I.N. Number Pending
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
2820 W. Charleston Blvd., Suite 22 Las Vegas, NV	89102
(Address of Principal Executive Offices)	(Zip Code)

866-446-1869
(Registrant’s Telephone Number, Including Area Code)

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

Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 31, 2008
Common Stock, $0.001 par value	135,000,000

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of December 31, 2007
(Unaudited)

	December 31, 2007	March 31, 2007
		(audited)
ASSETS
Current assets
Cash	$459,077	$29,860
Prepaid expenses	-	15,736
Total current assets	459,077	45,596

Property and equipment – Note 3	1,337	1,910

TOTAL ASSETS	$460,414	$47,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$72,339	$3,065

Long-term debt
Shareholders’ loans – Note 5	-	35,500

TOTAL LIABILITIES	72,339	38,565

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 1,350,000,000 shares authorized, 135,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital	81,000	81,000
Share subscriptions	500,000	-0-
Deficit accumulated during the development stage	(201,925)	(81,059)
Total stockholders’ equity (deficiency)	388,075	8,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,414	$47,506

See accompanying notes to financial statements.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three Months and Nine Months ended December 31, 2007
Period from April 17, 2006 (Inception) to December 31, 2007
(Unaudited)

	Three months ended December 31, 2007	Three months ended December 31, 2006	Nine months ended December 31, 2007	Period from April 17, 2006 ( Inception ) to December 31, 2006	Period from April 17, 2006 (Inception) to December 31, 2007

Revenues	$0-	$0-	$0-	$0-	$0-

General and administrative expenses:
Professional fees	70,052	9,461	115,350	24,476	163,069
Amortization	191	190	573	278	1,042
Bank charges and interest	80	141	595	402	1,141
Foreign exchange loss (gain)	-0-	936	(962)	1,260	2
Filing and registration	-0-	1,525	197	1,810	2,007
Product development	(14,145)	-0-	1,855	10,600	30,455
Office and miscellaneous	4,738	-0-	5,738	627	6,365
Total general and administrative	60,916	12,253	123,346	39,453	204,081

Net loss before other expense	(60,916)	(12,253)	(123,346)	(39,453)	(204,081)

Other income (expense)
Interest income	2,480	-0-	2,480	-0-	2,480
Loss on sale of equipment	-0-	-0-	-0-	(324)	(324)

Net loss	$(58,436)	$(12,253)	$(120,866)	$(39,777)	$(201,925)

Net loss per share:
Basic and diluted	$0 .00	$0 .00	$0 .00	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted ( adjusted for 15:1 forward stock split)	135,000,000	135,000,000	135,000,000	135,000,000

See accompanying notes to financial statements.

 BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from April 17, 2006 (Inception) to December 31, 2007
(Unaudited)

	Common stock		Additional paid-in capital	Share subscriptions	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	$9,000	$81,000	$-0-	$(81,059)	$8,941
Proceeds of share subscription				500,000		500,000
Net loss for the period	-	-	-	-	(120,866)	(120,866)
Balance, December 31, 2007	135,000,000	$9,000	$81,000	$500,000	$(201,925)	$388,075

See accompanying notes to financial statements.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Nine months ended December 31, 2007
Period from April 17, 2006 (Inception) to December 31, 2006
Period from April 17, 2006 (Inception) to December 31, 2007
(Unaudited)

	Nine months ended December 31, 2007	Period from April 17, 2006 ( Inception ) to December 31, 2006	Period from April 17, 2006 (Inception) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(120,866)	$(39,777)	$(201,925)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	573	278	1,042
Loss on sale of property and equipment	-0-	324	324
Change in non-cash working capital items
Prepaid expenses	15,736	(15,736)	-0-
Accounts payable and accrued liabilities	69,274	3,457	72,339

CASH FLOWS USED IN OPERATING ACTIVITIES	(35,283)	(51,454)	(128,220)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	-0-	1,688	1,688
Purchase of property and equipment	-0-	(4,391)	(4,391)

CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	(2,703)	(2,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to ) shareholders	(35,500)	37,000	-0-
Proceeds from sales of common stock	-0-	90,000	90,000
Proceeds from share subscription	500,000	-0-	500,000
Share subscriptions receivable	-0-	-0-	-0-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	464,500	127,000	590,000

NET INCREASE (DECREASE) IN CASH	429,217	72,843	459,077
Cash, beginning of period	29,860	-0-	-0-
Cash, end of period	$459,077	$72,843	$459,077

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Blackrock Petroleum Corp. (“Blackrock”) was incorporated as DGT Corp. in Nevada on April 17, 2006. On September 20, 2007, the Company completed a merger with subsidiary Blackrock Petroleum Corp. and changed its name from DGT Corp. to Blackrock Petroleum Corp.
Blackrock is a development stage company located in Vancouver, Canada which operates as a provider of professional digital photo-editing services for photography studios and digital photo processors.

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

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Computer equipment	$2,291
Less: Accumulated depreciation	(954)
$1,337

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

BLACKROCK PETROLEUM CORP.
(formerly DGT Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 – INCOME TAXES

For the period ended December 31, 2007, Blackrock has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $202,000 at December 31, 2007, and will begin to expire in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$69,000
Valuation allowance	(69,000)
Net deferred tax asset	$-

NOTE 5 – SHAREHOLDERS’ LOANS

On November 22, 2006, the Company received loans from two shareholders in the principal amounts of $17,000 and $20,000. The Company subsequently repaid all of the money owed to one of the shareholders.

NOTE 6 – COMMON STOCK

At inception, DGT issued 9,000,000 shares of stock for $90,000 cash.

On September 18, 2007, Blackrock received stock subscription proceeds related to a private placement of 1,000,000 shares at $.50 per share.

Effective September 20, 2007, Blackrock effected a fifteen (15) for one (1) forward stock split.

NOTE 7 – COMMITMENTS

The company entered into an outsourcing agreement with Dolphin Industries Limited. Under the terms of the agreement, Blackrock agrees to pay Dolphin Industries Limited the sum of $ 10,000 for carrying out the beta testing of the quality of their photo-editing services and testing of the internet bandwidth for file transmission. Upon successful completion of the beta testing stage, Blackrock guarantees Dolphin Industries Limited for a period of 90 days, the greater of $5,000 per month or a minimum of 3,300 images to be edited for each 30 day period at $1.50 per image. During the period, Dolphin Industries Limited returned $ 14,145 of payments previously made.

NOTE 8 – LIQUIDITY AND GOING CONCERN

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Our Business

Blackrock Petroleum Corp., was incorporated in the State of Nevada on April 17, 2006, under the name DGT Corp. Our common shares were quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 22, 2006 under the symbol “DGTR”. Subsequent to a merger on September 20, 2007 between DGT Corp and the wholly owned subsidiary, Blackrock Petroleum Corp., DGT Corp. changed its name to Black Rock Petroleum Corp. and our trading symbol on the OTCBB was changed to “BRPC”.

Effective September 20, 2007, a forward stock split of our authorized, issued and outstanding common stock was undertaken on a fifteen to one basis. As a result, our authorized capital increased from 90,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 to 1,350,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. Our issued and outstanding share capital increased from 9,000,000 shares of common stock to 135,000,000 shares of common stock.

We were in the business of providing professional digital photo editing services for photo studios, however, we changed our business plan from the professional digital photo editing services and have now focused our activities on the oil and gas industry as an exploration stage corporation. We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We do not intend to operate any properties. We intend to focus our oil and gas activities in North America as well as other regions. We maintain our statutory registered agent’s office at Nevada Agency & Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our business office is located at 2820 W. Charleston Blvd., Suite 22, Las Vegas, NV 89102. This is our mailing address as well. Our telephone number is (866) 446-1869.

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

Overview

We were in the business of providing professional digital photo editing services for photo studios, however, we changed our business plan from the professional digital photo editing services and have now focused our activities on the oil and gas industry as an exploration stage corporation. We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We do not intend to operate any properties. We intend to focus our oil and gas activities in North America as well as other regions.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers, directors and shareholders to fund operations.

At present, we do not own nor have interests in any oil and gas prospects.

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

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $459,077 and total assets of $460,414. Our total current assets as of December 31, 2007 comprise of cash in the amount of $459,077. Our total current liabilities as of December 31, 2007 were $72,339 represented by accounts payable and accrued liabilities. As a result, on December 31, 2007, we had working capital of $386,738.

Operating activities used ($128,220) in cash for the period from inception (April 17, 2006) to December 31, 2007. Our net loss of ($201,925) was the primary component of our negative operating cash flow. Investing activities for the period from inception (April 17, 2006) to December 31, 2007 used ($4,391) for the purchase of equipment offset by proceeds received on the sale of equipment of $1,688 for a total of ($2,703). Net cash flows provided by financing activities for the period from inception (April 17, 2006) to December 31, 2007 was $590,000 represented as proceeds from the sale of our stock and proceeds from share subscription.

As of February 1, 2008, we have received payment for subscriptions to purchase 1,000,000 shares of common stock of the Company at a price of $0.50 per share for total proceeds of $500,000.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing. We have cash in the amount of $459,077 as of December 31, 2007, which is not enough to meet our projected expenditures in the next twelve months if we acquire, or earn through funding projects, interests in oil and gas prospects. Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business. At the present time we are currently raising additional money through a private placement, however, there can be no assurance that we will be able to raise additional money in the future. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

PART II – OTHER INFORMATION

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

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

As of February 1, 2008, we have received payment for subscriptions to purchase 1,000,000 shares of our common stock at a price of $0.50 per share for total proceeds of $500,000.

On October 12, 2007, Mr. Edmund Leung was appointed as a director.

On December 31, 2007, Mr. Zhu Hua Yin, our then President, Chief Executive Officer, Chief Financial Officer, Treasurer and director, sold all of his 90,000,000 shares of our issued and outstanding common stock to Mr. Hsien Loong Wong, our then Secretary and director, for a purchase price of $200,000. This transaction closed on December 31, 2007, which resulted in a change of control of the Company, whereby Mr. Hsien Loong Wong now owns 94,500,000 shares or our common stock representing approximately 70% of our issued and outstanding common stock. In addition, on the same date, Mr. Zhu Hua Yin resigned his positions as a director, President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company and Mr. Hsien Loong Wong was appointed as our President, Chief Executive Officer, Chief Financial Officer and Treasurer.

Item 6. Exhibits

(a)    Exhibit List

           31.1    Certificate pursuant to Rule 13a-14(a)

31.2    Certificate pursuant to Rule 13a-14(a)

32.1    Certificate pursuant to 18 U.S.C. §1350

32.2    Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2008

BLACKROCK PETROLEUM CORP. (Registrant)
By:	/s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, Secretary-Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Hsien Loong Wong	President, CEO, CFO, Secretary, Treasurer and Director	February 14, 2008
Hsien Loong Wong
/s/ Edmund Leung	Director	February 14, 2008
Edmund Leung