Form 10KSB
period 2008-03-31
Nexgen Petroleum Corp.
filed 2008-07-14
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒    Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2008

☐    Transition Report under Section 14 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from _________ to __________.

Commission file number: 333-137460

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp. and DGT Corp. before that)

(Exact name of registrant as specified in its charter)

Nevada	26-2410685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2820 W. Charleston Blvd., Suite 22 Las Vegas, NV	89102
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 866-446-1869

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting shares of common equity held by non-affiliates of the Registrant as of June 30, 2008 was $81,405,000 (40,500,000 shares X $2.01 per share).

As of June 30, 2008, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 55,000,000.

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

TABLE OF CONTENTS

Part I	1
Item 1. Description of Business	1
Incorporation and Organization	1
General	1
History	2
Our Property	2
Government Regulation	3
Competition	3
Employees	4
Item 2. Description of Properties	4
Reserves Reported to Other Agencies	4
Production	4
Productive Wells and Acreage	4
Undeveloped Acreage	5
Drilling Activity	5
Present Activities	5
Delivery Commitments	5
Office Properties	5
RISK FACTORS	6
Item 3 Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Part II	13
Item 5. Market for Common Equity and Related Stockholder Matters	13
Market Information	13
Holders of Record	14
Dividends	14
Equity Compensation Plan Information	15
Recent Sales of Unregistered Securities	15
Purchases of Equity Securities by the Issuer and Affiliated Purchasers	15
Item 6. Management’s Discussion and Analysis or Plan of Operation	15
Overview	15
Plan of Operations	16
Net Loss	16
Revenues	17
Expenses	17
Liquidity and Capital Resources	17
Off-Balance Sheet Arrangements	18
Item 7. Financial Statements	19
Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	20
Item 8A(T) Controls and Procedures	20
Evaluation of Disclosure Controls and Procedures	20
Changes in Internal Control over Financial Reporting	20
Management Report on Assessment of Internal Control over Financial Reporting	20

Changes in Internal Control over Financial Reporting	21
Item 8B. Other Information	21
Part III	22
Item 9. Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act	22
Directors and Executive Officers	22
Significant Employees	23
Family Relationships	23
Involvement in Certain Legal Proceedings	23
Section 16(a) Beneficial Ownership Reporting Compliance	23
Code of Ethics	23
Corporate Governance	23
Item 10. Executive Compensation	24
Summary Compensation Table	24
Equity Compensation Plans	25
Outstanding Equity Awards at Fiscal Year End	25
Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters	25
Securities Authorized for Issuance under Equity Compensation Plans	25
Security Ownership of Certain Beneficial Owners and Management	25
Change in Control	26
Item 12. Certain Relationships and Related Transactions, and Director Independence	26
Transactions with Related Persons	26
Parents	26
Director Independence	27
Item 13. Exhibits	27
Item 14. Principal Accountant Fees And Services	28
Audit Fees	28
Audit – Related Fees	28
Tax Fees	28
All Other Fees	28
SIGNATURES	29
Exhibit Index	30

USE OF NAMES

In this annual report, the terms “Nexgen Petroleum”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Nexgen Petroleum Corp. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•    dependence on key personnel;

•    competitive factors;

•    degree of success of exploration and development programs

•    the operation of our business; and

•    general economic conditions in the United States

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

v

Part I

Item 1. Description of Business

Incorporation and Organization

Nexgen Petroleum Corp., was incorporated in the State of Nevada on April 17, 2006, under the name DGT Corp. Our common shares were quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 22, 2006 under the symbol “DGTR”. On September 20, 2007 DGT Corp and its wholly owned subsidiary, Blackrock Petroleum Corp. merged and our name changed to Blackrock Petroleum Corp. Our trading symbol on the OTCBB was changed to “BRPC”. On May 21, 2008 we underwent another merger with our wholly owned subsidiary Nexgen Petroleum Corp. At that time our name was changed to Nexgen Petroleum Corp. and our trading symbol on the OTCBB was changed to “NXPE” effective June 9, 2008.

On September 20, 2007, a forward stock split of our authorized, issued and outstanding common stock was undertaken on a fifteen for one basis. As a result, our authorized capital increased from 90,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 to 1,350,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. Our issued and outstanding share capital increased from 9,000,000 shares of common stock to 135,000,000 shares of common stock.

Effective April 18, 2008, Mr. Hsien Loong Wong, President, CEO and a director of the Company, who held in aggregate 94,500,000 post forward stock split shares of common stock of the Company, voluntarily agreed to surrendered for cancellation in aggregate 80,000,000 shares of common stock in order to encourage equity investment into the Company. The cancellation of these 80,000,000 shares took place on April 18, 2008, resulting in Mr. Wong reducing his share holdings to only 14,500,000 shares registered in his name.

The Company maintains its statutory registered agent’s office at Nevada Agency & Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our business office is located at 2820 W. Charleston Blvd., Suite 22, Las Vegas, NV 89102. Our telephone number is (866) 446-1869.

General

When Nexgen Petroleum operated as DGT Corp. we were in the business of providing professional digital photo editing services for photo studios, however, we changed our business plan from the professional digital photo editing services and have now focused our activities on the oil and gas industry as an exploration stage corporation. We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We do not intend to operate any properties. We intend to focus our oil and gas activities in North America as well as other regions.

It is our intention that in the projects in which we hold interests, another party will typically act as the operator of the project. With respect to the projects that we will participate in, we will provide to the operator timely funding for our proportionate share of costs as well as technical input on how best to develop the property. As a way to keep our overhead down, we will engage the services of consultants who have technical expertise to best represent the Company’s interests. The Company currently has an interest in an oil and gas property in Morgan County, Tennessee. Our principal capital expenditures to date have been $2,044,800 to acquire the interest in the oil and gas property in Morgan County, Tennessee. We continue to work on identifying new properties for acquisition.

History

Our principal business prior to becoming a resource company was one of providing professional digital photo editing services for photo studios. However, we changed our business plan and have now focused our activities on the oil and gas industry as an exploration stage company. See our Annual Report on Form 10-KSB filed on June 20, 2007 for more information relating to our business prior to becoming an exploration stage company.

Our Property

Morgan Highpoint Property, Tennessee, USA

On March 10, 2008 the Company entered into a Farmout and Participation Agreement (the “Farmout Agreement”), which is effective as of February 26, 2008, with Montello Resources (USA) Ltd., a subsidiary of Montello Resources Ltd. (TSX-V: MEO), Park Place Energy Corp. (OTCBB: PRPL), an Alberta corporation, and Austin Developments Corp. (TSX-V: AUL), an Alberta corporation, with respect to two test wells on the oil and gas lease dated December 22, 2007 between Southeast Ventures, Inc., as lessor, and Montello Resources (USA) Ltd., as lessee, located in Morgan County, Tennessee. Under the Farmout Agreement the participating interests are as follows: Montello Resources (USA) Ltd., as operator, is paying 15% of all costs associated with the test wells to earn a 35% interest in the associated production spacing units; Austin Developments Corp. is paying 20% of the costs to earn a 30% interest; Park Place Energy Corp. is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest. As of March 31, 2008, the Company has incurred $2,044,800 in capital expenditures on this property. Subsequent to April 1, 2008, the Company has incurred Nil in costs by participating in the drilling and completing of the Morgan Highpoint #3 and the Morgan Highpoint #4 test wells. Both of these wells have been cased and shut in.

On or about April 11, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with Montello Resources (USA) Ltd., Park Place Energy Corp., and Austin Developments Corp., dated effective April 11, 2008, whereby the parties agreed to amend the March 10, 2008 Farmout Agreement as follows: (i) Article 8 (Area of Mutual Interest) of the Farmout & Royalty Procedure attached as Schedule “C” to the Farmout Agreement shall apply; (ii) the Mutual Interest Lands shall comprise all PNG rights 50% or more of which are located within the boundaries of that area of lands located within Morgan County, State of Tennessee, USA as outlined on the map attached to the Letter Agreement; (iii) the Area of Mutual Interest shall be in effect until 11:50 pm on April 10, 2010; and (iv) the participating interests of the parties hereto in the Area of Mutual Interest during the term thereof shall be Montello – 35%, Park Place – 5%, Austin – 30% and the Company – 30%.

In addition, on or about April 11, 2008, the Company entered into a Farmout and Participation Agreement (the “Farmout Agreement”), which is effective as of April 11, 2008, with Montello Resources (USA) Ltd., a subsidiary of Montello Resources Ltd., Park Place Energy Corp., an Alberta corporation, and Austin Developments Corp., an Alberta corporation, with respect to two test wells on the oil and gas lease dated March 25, 2008 between Robert and Kathy Lavender, as lessors, and Montello Resources (USA) Ltd., as lessee, located in Morgan County, Tennessee. Under the Farmout Agreement the participating interests are as follows: Montello Resources (USA) Ltd., as operator, is paying 15% of all costs associated with the test well to earn a 35% interest in the associated production spacing units; Austin Developments Corp. is paying 20% of the costs to earn a 30% interest; Park Place Energy Corp. is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest. As of June 30, 2008, the Company has incurred $132,000 in capital expenditures on this property, which funds were from the excess funds remaining from the Morgan Highpoint #3 and #4 drilling operations, by participating in the drilling and completion of the Morgan Highpoint #5 test well, which has been cased and shut in.

Government Regulation

General

Our oil and gas operations are subject to various federal, state and local governmental regulations in the United States. Matters subject to regulation include exploration permits, discharge permits for drilling operations, drilling and abandonment bonds, operating practices, reports concerning operations, the spacing of wells, pooling of properties, taxation and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under state and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our Company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on us.

Oil and Gas Regulation

Each state has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than government lands are determined by negotiations between the mineral owner and the lessee. Royalties on government land are determined by government regulation and are generally calculated as a percentage of the value of gross production, and the rate of royalties payable generally depends upon prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

Competition

The Company operates in a highly competitive industry, competing with other oil and gas exploration companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate such properties. Most of the Company’s competitors have financial resources, staffs and facilities substantially greater than the Company’s. The principal area of competition is encountered in the financial ability for the Company to acquire acreage positions and drill wells to explore for oil and gas, then, if warranted install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which the Company may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that the Company will be successful in its efforts to secure additional properties and or develop its existing oil and gas property.

Employees

As of March 31, 2008 we have no employees. The Company relies on consultants to carry out its corporate activities. Consultants are engaged to look out for the Company’s best interests in its non-operated oil and gas property.

Item 2. Description of Properties

See “Description of Business” for information relating to our properties.

Reserves Reported to Other Agencies

We have filed no estimates of total, proved net oil or gas reserves with any other federal authority or agency.

Production

As of March 31, 2008, we do not own any producing properties.

Productive Wells and Acreage

The following table sets forth our leasehold interest in productive oil wells, as of March 31, 2008:

AREA	GROSS(1)	NET(2)
Tennessee, USA(3)	0	0
(1)	A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(2)
A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3)	At March 31, 2008, the Company had a 30% interest in two wells that were cased and shut in, in Tennessee, USA.

The following table sets forth the amount of our net and gross productive wells and acreage(1) as of March 31, 2008:

AREA	GROSS(2)	NET(3)
Tennessee, USA	0	0
(1)	Consists of acres spaced or assignable to productive wells.
(2)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(3)
A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of March 31, 2008:

AREA	UNDEVELOPED ACREAGE(1)
	GROSS	NET
Tennessee, USA	284	85
(1) Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

The following table sets forth the results of our oil and gas drilling and acquisition activities as of March 31, 2008:

	EXPLORATORY WELLS			DEVELOPMENT WELLS
AREA	DRY	CASED	PRODUCTIVE	DRY	PRODUCTIVE
Tennessee, USA	0	3(1)	0	0	0
(1) No wells are presently on stream.

Present Activities

To the date of this Annual Report, the Company participated in the drilling of three wells in Morgan County, Tennessee as to a 30% working interest. All three of these wells have been cased as potential oil wells.

Delivery Commitments

N/A

Office Properties

The Company maintains its business office at 2820 W. Charleston Blvd., Suite 22, Las Vegas, NV 89102. In addition, our President supplies the Company with approximately 300 square feet of space free of charge located at 117A Owen Road, Singapore 218923.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

RISK FACTORS

Much of the information included in this Annual Report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution readers of this Annual Report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties in addition to other information in this Annual Report in evaluating our Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. You could lose all or part of your investment.

Risks Relating to Our Business

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited oil and gas operating history and no history of earnings. We are recently incorporated and have no significant history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage with no production, and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our Company.

Our property is in the exploration stage, there can be no assurance that we will establish commercial discoveries on this property.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil or gas wells. Our property is in the exploration stage only and is without proven reserves either of oil or gas. We may not establish commercial discoveries on our exploration property.

Oil and gas exploration involves a high degree of risk and there is no assurance that expenditures for future exploration by us will result in new discoveries in commercial quantities.

Although we have a limited number of specific identified exploration prospects at the present time, we intend to continue to evaluate prospects on an ongoing basis in a manner consistent with industry standards. Our long-term commercial success depends on our ability to find, acquire, develop and commercially produce hydrocarbons. We cannot provide any assurance that we will be able to locate satisfactory properties for acquisition or participation. Moreover, if we do identify such acquisitions or participations, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations uneconomic.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our oil and gas property.

We will require additional financing in order to carry out our acquisition and exploration activities. Failure to obtain such financing on a timely basis could cause us to forfeit our interest in our property, miss certain acquisition opportunities, or delay or indefinitely postpone further exploration of our projects. There can be no assurance that additional debt or equity financing will be available to meet these requirements or available to us on favorable terms or at all. This could result in the possible loss of such properties or the reduction or termination of our operations.

If we lose the services of our management and key consultants, then our plan of operations may be delayed or be more expensive to undertake than anticipated.

Our success depends to a significant extent upon the continued service of Mr. Hsien Loong Wong our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director. Losing the services of Mr. Wong could have a material adverse effect on the Company’s growth, revenues, and prospective business. The Company does not maintain key-man insurance on the life of Mr. Wong. In addition, in order to successfully implement and manage the Company’s business plan, the Company will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that the Company will be able to retain existing consultants or that the Company will be able to find, attract and retain qualified personnel on acceptable terms. The loss of the services of Mr. Wong, through incapacity or otherwise, would be costly to the Company and would require the Company to seek and retain other qualified personnel.

Presently, the Company is not the operator of its oil and natural gas properties. To this extent the Company is dependent on such operator for the timing of activities related to the properties and will largely be unable to direct or control the activities of the operator.

You may be unable to enforce actions against us, certain of our directors and officers, or the expert named in this prospectus under U.S. federal securities laws.

Our directors and officers reside principally in Singapore. Because all or a substantial portion of our assets and the assets of these persons are located outside of the United States, it may not be possible for you to effect service of process within the United States upon such persons. Furthermore, it may not be possible for you to enforce against them in the United States, judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States. There is doubt as to the enforceability, in original actions in Singapore courts, of liabilities based upon U.S. federal securities laws and as to the enforceability in Singapore courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against our directors and officers.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in our business.

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects.

Our interests are held in the form of farmout agreements that may terminate.

Our properties are held in the form of farmout and participation agreements. If we fail to meet the specific requirements of the farmout and participation agreements, the agreements may terminate or expire. There can be no assurance that any of the obligations required to maintain the farmout and participation agreements will be met. The termination or expiration of our farmout and participation agreements or the working interest relating to the farmout and participation agreements may have a material adverse effect on our results of operation and business.

The operations of our Company may require licenses and permits from various governmental authorities. There can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to carry out exploration and development on our projects.

The title to our properties may be defective.

It is our practice in acquiring oil and gas leases or interests in oil and gas leases not to undergo the expense of retaining lawyers to fully examine the title to the interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who actually do the work in examining records before attempting to lease a specific interest.

Our acquisitions may not be successful.

As part of our growth strategy, we intend to acquire additional interests in oil and gas properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

Risks Relating to Our Industry

The oil and gas industry is subject to significant competition, which may increase costs or otherwise adversely affect our ability to compete.

Oil and gas exploration is intensely competitive and involves a high degree of risk. There can be no assurance that commercial production of oil and gas can be obtained from our properties, nor are there any assurances that production, if obtained, will be in sufficient quantities to be profitable. In our efforts to acquire properties, we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and gas, but also conduct refining and petroleum marketing operations on a worldwide basis.

Competition for producing properties will be affected by the amount of funds available to us, information available to us and any standards established by us for the minimum projected return on investment. Competition may also be presented by alternative fuel sources and technologies.

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings.

As with most other companies involved in resource exploration, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sale of the petroleum or natural gas.

Our future revenues, if any, profitability and growth and the carrying value of our oil and gas properties will be substantially dependent on prevailing prices of oil and gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil and gas would have an adverse effect on the carrying value of our properties and borrowing capacity.

Industry activities are dependent on availability of drilling equipment and access restrictions.

Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment in the particular areas where such activities will be conducted. Demand for such limited equipment or access restrictions may affect the availability of such equipment to our Company and may delay exploration and development activities.

Our insurance is subject to limitations on liability.

Our involvement in the exploration for and development of oil and gas properties may result in our Company becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although the operator on our properties has obtained insurance in accordance with industry standards, of which we contribute our pro-rata portion, to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, our operator may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to us. The occurrence of a significant event that we are not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our financial position, results of operations or prospects.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect.

Oil and gas operations are subject to state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by state or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration activities are subject to certain federal, provincial and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labour disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. Further, our operating costs will be dependent upon the availability of required services and personnel. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our Company not receiving an adequate return on invested capital.

We are subject to complex laws that can affect the cost, manner and feasibility of doing business thereby increasing our costs and reducing our profitability.

Failure to comply with these laws may also result in the suspension or termination of operations and liabilities through administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase the costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations.

We may incur substantial abandonment and reclamation costs.

We are responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of the project and reclamation of our lands at the end of its economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

Risks Relating to Our Common Stock

Investment in our common stock is speculative due to the nature of our business.

An investment in our common stock is speculative due to the nature of our involvement in the acquisition and exploration of oil and gas properties in North America and elsewhere.

Our shareholders may experience dilution as a result of our issuance of additional common stock or the exercise of outstanding options and warrants.

We may enter into commitments in the future which would require the issuance of additional common stock. We may also grant additional share purchase warrants and stock options. The exercise of share purchase warrants or options and the subsequent resale of common stock in the public market could adversely affect the prevailing market price and our ability to raise equity capital in the future. Any share issuances from our treasury will result in immediate dilution to existing shareholders.

We have never declared or paid cash dividends on our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to finance the development and expansion of our business. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

Our stock price can be extremely volatile.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will develop and continue for our common stock, or that the market price for our common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, technological innovations, additions or departures of key personnel, industry developments and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Our common stock will be subject to the “Penny Stock” Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements include a statement that our financial statements are prepared on a going concern basis, and therefore that certain reported carrying values are subject to our Company receiving the future continued support of our shareholders, obtaining additional financing and generating revenues to cover our operating costs. The going concern assumption is only appropriate provided that additional financing continues to become available.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. We entered the oil and gas exploration industry in September 2007, and commenced operations in March 2008. As a result, we have a limited operating history. This makes our business difficult to evaluate and results in greater volatility in the price of our common stock.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We may issue debt to acquire assets.

From time to time our Company may enter into transactions to acquire assets or the shares of other corporations. These transactions may be financed partially or wholly with debt, which may increase our debt levels above industry standards. Our Articles and By-laws do not limit the amount of indebtedness that our Company may incur. The level of our indebtedness from time to time could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

Item 3 Legal Proceedings

We do not know of any material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Shares of our common stock have been quoted on the OTCBB since December 22, 2006 under the symbol “DGTR”. On or about September 20, 2007 shares of our common stock were quoted on the OTCBB under the symbol “BRPC” and since June 9, 2008 have been quoted under the symbol “NXPE”. The range of high and low bid information for each quarter since shares of our common stock were first quoted on the OTCBB is set forth below. Quotations, if any, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This information was taken from the website www.marketwatch.com and www.yahoofinance.com and is quoted, where applicable, in U.S. dollars:

QUARTER ENDING	HIGH BID INFORMATION	LOW BID INFORMATION
March 31, 2008	N/A	N/A
December 31, 2007	N/A	N/A
September 30, 2007	N/A	N/A
June 30, 2007	N/A	N/A
March 31, 2007	N/A	N/A
December 31, 2006	N/A	N/A

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system and certain other requirements are met. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity and price of our common stock. Therefore, stockholders may have difficulty selling those securities.

Holders of Record

As of June 30, 2008, we have approximately 38 holders of record of shares of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend (a) we would not be able to pay our debts as they become due in the usual course of business; or (b) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends since inception. We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan Information

To date, the Company has not implemented a stock option plan.

Recent Sales of Unregistered Securities

From September 13, 2007 to May 9, 2008, the Company received payment for subscriptions to purchase 1,198,000 shares of common stock of the Company at a price of $0.50 per shares for total proceeds of $599,000. The Company believes that the issuance will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, from May 9, 2008 to June 3, 2008, the Company received payment for subscriptions to purchase 215,000 shares of common stock of the Company at a price of $1.00 per share for total proceeds of $215,000. The Company believes that the issuance will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the above mentioned $1.00 private placement offering entered into with offshore investors, the Company will be paying cash finder’s fee in the amount of $21,500 to an individual in Singapore.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year.

Item 6. Management’s Discussion and Analysis or Plan of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” elsewhere in this Annual Report.

Overview

We were in the business of providing professional digital photo editing services for photo studios. However, we changed our business plan from the professional digital photo editing services and have now focused our activities on the oil and gas industry as an exploration stage corporation. We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We do not intend to operate any properties. We intend to focus our oil and gas activities in North America as well as other regions.

We have no revenues, have achieved losses since inception, have limited operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers, directors and shareholders to fund operations.

At present, we have an interest in two oil and gas properties, referred to as the Morgan Highpoint Project, in Tennessee, USA.

Plan of Operations

We are a development stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we are able to acquire further oil and gas prospects, explore and develop our prospects and are able to produce oil and/or gas from our exploration and development. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of oil and/or gas. Our only other source for cash at this time is investments by others in our Company. We must raise cash to implement our plan and stay in business.

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

On the Morgan Highpoint Project, we expect to re-work the three existing wells drilled on the two properties in order to stimulate such wells at an estimated cost of $500,000.

At the present time, we are in the process of attempting to raise additional money through a private placement and there is no assurance that we will raise additional money in the future. If we require additional money and are unable to raise it, we may have to suspend or cease operations. The proceeds from our current private placement offering will be used for oil and gas prospect acquisitions, property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses and working capital.

We do not intend to hire additional employees at this time.

Net Loss

Our net loss for the year ended March 31, 2008 was $128,230, compared to $81,059 for the year ended March 31, 2007. Cash used in operating activities in the year ended March 31, 2008 was $59,052, compared to $92,937 for the year ended March 31, 2007. The increase in the net loss was mainly due to an increase in professional fees.

Revenues

We have not generated any revenues to date from our operations.

Expenses

Management Salaries

For the year ended March 31, 2008, Nil as compared to $Nil for the year ended March 31, 2007.

Professional Fees

Professional fees increased to $119,850 in the year ended March 31, 2008 from $47,719 in the year ended March 31, 2007 due to the increased costs of legal and accounting services for preparation of quarterly and annual financial statements and public filings and the cost of legal fees incurred in connection with the merger of DGT Corp. with Blackrock Petroleum Corp. and the subsequent merger of Blackrock Petroleum Corp. with Nexgen Petroleum Corp.

Anticipated Expenses over the Next Twelve Months

Over the next 12 months we anticipate that we will spend approximately $5,480,000 on our expenses as set out the following table.

PROPOSED EXPENSE ITEM	ESTIMATED ANNUAL AMOUNT (US$)
Legal	$100,000
Accounting	$100,000
Travel	$50,000
Web Design	$10,000
Technical Consultant	Nil
Business Consultant	$100,000
Office (including printing and photocopying)	$10,000
Filing Fees and Transfer Agent	$10,000
Working Capital	$100,000
Drilling Projects (including drilling and completion of wells)	$5,000,000
TOTAL	$5,480,000

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $8,008 and total assets of $2,053,954. Our total current assets as of March 31, 2008 comprise of cash in the amount of $8,008. Our total current liabilities as of March 31, 2008 were $51,839 represented by accounts payable and accrued liabilities. As a result, on March 31, 2008, we had working capital deficiency of $43,831.

Operating activities used $151,989 in cash from inception (April 17, 2006) to March 31, 2008. Our net loss of $209,289 was the primary component of our negative operating cash flow. Net cash flows provided by financing activities from inception (April 17, 2006) to March 31, 2008 was $2,207,500 represented as loan from shareholders of $1,647,500 and proceeds from the sale of our stock and proceeds from share subscription of $560,000.

As of March 31, 2008, we have received payment for subscriptions to purchase 940,000 shares of common stock of the Company at a price of $0.50 per share for total proceeds of $470,000.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing. We have cash in the amount of $8,008 as of March 31, 2008, which is not enough to meet our projected expenditures in the next twelve months. Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business. At the present time we are contemplating raising additional money through a private placement, however, there can be no assurance that we will be able to raise additional money in the future. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nexgen Petroleum Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Nexgen Petroleum Corp. (an exploration stage company formerly known as Blackrock Petroleum Corp.) as of March 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (April 17, 2006) to March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexgen Petroleum Corp. as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and for period from inception (April 17, 2006) to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
July 11, 2008

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2008 and 2007

ASSETS	2008	2007

Current assets
Cash	$8,008	$29,860
Prepaid expenses	-	15,736
Total current assets	8,008	45,596

Oil and gas properties ( successful efforts basis)	2,044,800	-0-

Property and equipment - Note 2	1,146	1,910

TOTAL ASSETS	$2,053,954	$47,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$51,839	$3,065

Long-term debt
Shareholders’ loans - Note 4	1,647,500	35,500

TOTAL LIABILITIES	1,699,339	38,565

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 1,350,000,000 shares authorized, 135,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital	84,904	81,000
Share subscriptions	470,000	-0-
Deficit accumulated during the exploration stage	(209,289)	(81,059)
Total stockholders’ equity	354,615	8,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,053,954	$47,506

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Year ended March 31, 2008
Period from April 17, 2006 (Inception) to March 31, 2007
Period from April 17, 2006 (Inception) to March 31, 2008

	Year ended March 31, 2008	Period from April 17, 2006 (Inception) to March 31, 2007	Period from April 17, 2006 (Inception) to March 31, 2008

Revenues	$0-	$0-	$0-

General and administrative expenses:
Professional fees	119,850	47,719	167,569
Depreciation	764	469	1,233
Bank charges	649	546	1,195
Foreign exchange loss (gain)	(962)	964	2
Filing and registration	197	1,810	2,007
Product development	1,855	28,600	30,455
Office and miscellaneous	5,738	627	6,365
Total general and administrative	128,091	80,735	208,826

Net loss before other expense	(128,091)	(80,735)	(208,826)

Other income (expense)
Interest income	3,765	-0-	3,765
Interest expense	(3,904)	-0-	(3,904)
Loss on sale of equipment	-0-	(324)	(324)

Net loss	$(128,230)	$(81,059)	$(209,289)

Net loss per share:
Basic and diluted	$0 .00	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted, as adjusted for 15:1 stock split	135,000,000	135,000,000

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from April 17, 2006 (Inception) to March 31 2008
(Unaudited)

	Common stock		Additional paid-in capital	Share subscriptions	Deficit accumulated during the development stage	Total
	Shares	Amount

Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	$9,000	$84,904	$470,000	$(209,289)	$354,615

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Year ended March 31, 2008
Period from April 17, 2006 (Inception) to March 31, 2007
Period from April 17, 2006 (Inception) to March 31, 2008

	Year ended March 31, 2008	Period from April 17, 2006 ( Inception ) to March 31, 2007	Period from April 17, 2006 (Inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,230)	$(81,059)	$(209,289)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	764	469	1,233
Imputed interest	3,904	-0-	3,904
Loss on sale of property and equipment	-0-	324	324
Change in non-cash working capital items Prepaid expenses	15,736	(15,736)	-0-
Accounts payable and accrued liabilities	48,774	3,065	51,839
CASH FLOWS USED IN OPERATING ACTIVITIES	(59,052)	(92,937)	(151,989)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	(2,044,800)	-0-	(2,044,800)
Proceeds on disposal of property and equipment	-0-	1,688	1,688
Purchase of property and equipment	-0-	(4,391)	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,044,800)	(2,703)	(2,047,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	1,612,000	35,500	1,647,500
Share subscription received	470,000	-0-	470,000
Proceeds from sales of common stock	-0-	90,000	90,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,082,000	125,500	2,207,500

NET INCREASE (DECREASE) IN CASH	(21,852)	29,860	8,008
Cash, beginning of period	29,860	-0-	-0-
Cash, end of period	$8,008	$29,860	$8,008

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Nexgen Petroleum Corp. (“Nexgen”) was incorporated as DGT Corp. in Nevada on April 17, 2006. On September 20, 2007, the Company completed a merger with subsidiary Blackrock Petroleum Corp. and changed its name from DGT Corp. to Blackrock Petroleum Corp. On June 5, 2008, the Company completed a merger with subsidiary Nexgen Petroleum Corp. and changed its name from Blackrock Petroleum Corp. to Nexgen Petroleum Corp.

Nexgen is an exploration stage company which intends to acquire interests in leases for oil and gas prospects and then drill exploratory and development wells with industry participants.

On March 10, 2008, Nexgen entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007. Under the Farmout Agreement, Nexgen is paying 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units. See Note 8.

Oil and Gas Properties

Nexgen accounts for oil and gas exploration and development costs using the successful efforts method. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, explanatory well costs will be expensed as dry holes. All exploratory wells are evaluated for economic viability within one year of well completion and the related capital costs are reviewed quarterly. Exploratory well costs that discover potentially economically recoverable reserves in areas where a major capital expenditure would be required before production could begin and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized as long as the additional exploratory work is underway or firmly planned.

Property and Equipment

The Company’s capital asset has been capitalized and is being depreciated over its estimated useful life on a straight line basis over a three year period.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Nexgen considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATIONSTAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and payables. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Recent Accounting Pronouncements

Nexgen does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATIONSTAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31:

	2008	2007

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(1,145)	(381)
	$1,146	$1,910

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 3 - INCOME TAXES

For the period ended March 31, 2008, Nexgen has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $209,000 at March 31, 2008, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$71,000	$27,500
Valuation allowance	(71,000)	(27,500)
Net deferred tax asset	$-	$-

NOTE 4 - SHAREHOLDERS’ LOANS

During the year, the Company received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000. Both loans are non-interest bearing and are due on demand. Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

On November 22, 2006, the Company received loans from two shareholders in the principal amounts of $17,000 and $20,000. The Company subsequently repaid $ 1,500 of the money owed to one of the shareholders. Both loans are non-interest bearing and are due twelve months after receiving written demand from the lender. These loans were entirely repaid during the year ended March 31, 2008.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008

NOTE 5 - COMMON STOCK

At inception, Nexgen issued 9,000,000 shares of stock for $90,000 cash.

Effective September 20, 2007, Nexgen affected a fifteen (15) for one (1) forward stock split.

On September 18, 2007, Nexgen received stock subscription proceeds related to a private placement of 1,000,000 shares at $.50 per share. Subsequently, $455,000 of the subscription proceeds were returned. On February 20, 2008, Nexgen received stock subscriptions proceeds of $425,000 related to a private placement of shares at $ .50 per share.

See Note 8.

NOTE 6 - COMMITMENTS

On March 10, 2008, Nexgen entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007. Under the Farmout Agreement, Nexgen is paying 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units.

The company entered into an outsourcing agreement with Dolphin Industries Limited. Under the terms of the agreement, Nexgen agrees to pay Dolphin Industries Limited the sum of $ 10,000 for carrying out the beta testing of the quality of their photo-editing services and testing of the internet bandwidth for file transmission. Upon successful completion of the beta testing stage, Nexgen guarantees Dolphin Industries Limited for a period of 90 days, the greater of $5,000 per month or a minimum of 3,300 images to be edited for each 30 day period at $1.50 per image. During the period, Dolphin Industries Limited returned $ 14,145 of payments previously made and the agreement was cancelled.

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to year end, Nexgen received stock subscriptions proceeds of $129,000 related to a private placement of shares at $.50 per share and $215,000 related to a private placement of shares at $1.00 per share.

Subsequent to year end, a shareholder of the Company voluntarily agreed to surrender for cancellation in aggregate 80,000,000 shares of Nexgen, which has reduced the issued and outstanding shares from 135,000,000 to 55,000,000.

On or about April 11, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with Montello Resources (USA) Ltd., Park Place Energy Corp., and Austin Developments Corp., dated effective April 11, 2008, whereby the parties agreed to amend the March 10, 2008 Farmout Agreement as follows: (i) Article 8 (Area of Mutual Interest) of the Farmout & Royalty Procedure attached as Schedule “C” to the Farmout Agreement shall apply; (ii) the Mutual Interest Lands shall comprise all PNG rights 50% or more of which are located within the boundaries of that area of lands located within Morgan County, State of Tennessee, USA as outlined on the map attached to the Letter Agreement; (iii) the Area of Mutual Interest shall be in effect until 11:50 pm on April 10, 2010; and (iv) the participating interests of the parties hereto in the Area of Mutual Interest during the term thereof shall be Montello - 35%, Park Place - 5%, Austin - 30% and the Company - 30%.

In addition, on or about April 11, 2008, the Company entered into a Farmout and Participation Agreement (the “Farmout Agreement”), which is effective as of April 11, 2008, with Montello Resources (USA) Ltd., a subsidiary of Montello Resources Ltd., Park Place Energy Corp., an Alberta corporation, and Austin Developments Corp., an Alberta corporation, with respect to two test wells on the oil and gas lease dated March 25, 2008 between Robert and Kathy Lavender, as lessors, and Montello Resources (USA) Ltd., as lessee, located in Morgan County, Tennessee. Under the Farmout Agreement the participating interests are as follows: Montello Resources (USA) Ltd., as operator, is paying 15% of all costs associated with the test well to earn a 35% interest in the associated production spacing units; Austin Developments Corp. is paying 20% of the costs to earn a 30% interest; Park Place Energy Corp. is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest. As of June 30, 2008, the Company has incurred $132,000 in capital expenditures on this property by participating in the drilling and completion of the Morgan Highpoint #5 test well, which has been cased and shut in.

Item 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 8A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, Hsien Loong Wong, is responsible for establishing and maintaining disclosure controls and procedures for our Company.

Mr. Wong has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Management Report on Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principals. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

While the Company believes that its existing internal control framework and procedures over financial reporting have been effective in accomplishing the Company’s objectives, the Company intends to continue the practice of reevaluating, refining, and expanding its internal controls over financial reporting.

The Company’s management, including its President, conducted an evaluation of the effectiveness of internal control over financial reporting. Based on its evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of March 31, 2008.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Company’s management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting that occurred during the fourth quarter of this fiscal year ended March 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

On or about April 11, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with Montello Resources (USA) Ltd., Park Place Energy Corp., and Austin Developments Corp., dated effective April 11, 2008, whereby the parties agreed to amend the March 10, 2008 Farmout Agreement as follows: (i) Article 8 (Area of Mutual Interest) of the Farmout & Royalty Procedure attached as Schedule “C” to the Farmout Agreement shall apply; (ii) the Mutual Interest Lands shall comprise all PNG rights 50% or more of which are located within the boundaries of that area of lands located within Morgan County, State of Tennessee, USA as outlined on the map attached to the Letter Agreement; (iii) the Area of Mutual Interest shall be in effect until 11:50 pm on April 10, 2010; and (iv) the participating interests of the parties hereto in the Area of Mutual Interest during the term thereof shall be Montello – 35%, Park Place – 5%, Austin – 30% and the Company – 30%.

In addition, on or about April 11, 2008, the Company entered into a Farmout and Participation Agreement (the “Farmout Agreement”), which is effective as of April 11, 2008, with Montello Resources (USA) Ltd., a subsidiary of Montello Resources Ltd., Park Place Energy Corp., an Alberta corporation, and Austin Developments Corp., an Alberta corporation, with respect to two test wells on the oil and gas lease dated March 25, 2008 between Robert and Kathy Lavender, as lessors, and Montello Resources (USA) Ltd., as lessee, located in Morgan County, Tennessee. Under the Farmout Agreement the participating interests are as follows: Montello Resources (USA) Ltd., as operator, is paying 15% of all costs associated with the test well to earn a 35% interest in the associated production spacing units; Austin Developments Corp. is paying 20% of the costs to earn a 30% interest; Park Place Energy Corp. is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest. As of June 30, 2008, the Company has incurred $132,000 in capital expenditures on this property by participating in the drilling and completion of the Morgan Highpoint #5 test well, which has been cased and shut in.

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and executive officers as of March 31, 2008:

Name	Age	Positions and Offices Held(1)
Hsien Loong Wong(2)	33	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a Director

Edmond Leung(3)	59	Director

(1)	Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.
(2)
Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007. He was appointed as the President, CEO, CFO and Treasurer of the Company on December 31, 2007 upon the resignation of Mr. Zhu Hua Yin from those positions.

(3)	Mr. Edmond Leung was appointed as a director of the Company on October 12, 2007.

Hsien Loong Wong (age 33) worked as an independent consultant to various public companies advising on matters pertaining to business in China and Singapore from 2004 to August 2007. From January 2003 to December 2003, Mr. Wong worked for Froebel Academy, a provider of early childhood education training in Singapore. Mr. Wong served as Senior Manager for Business Development of Froebel Academy whereby he oversaw the initial set up of the new Froebel Academy Campus in Singapore and helped build the Froebel Academy’s brand in Singapore and China. From June 2001 to December 2002, Mr. Wong worked for Nxtech Wireless, an IT consultancy firm based in Vancouver, Canada. During his term with Nxtech Wireless, Mr. Hsien Wong helped deploy Nxtech Wireless’ services in Singapore and rendered consultancy services for 5G Wireless, a California based Wireless Internet service provider. Mr. Wong received his Bachelors or Arts (honors in communications) from Simon Fraser University in British Columbia, Canada in 2001. Mr. Wong is not an officer or director of any other reporting issuer at this time.

Edmond Leung (age 59) started his career as an auditor, and later a business consultant, at Peat Marwick Mitchell (now KPMG) in 1976. After three years at KPMG, he left to become Chief Accountant of Quintana Exploration Canada Ltd., an oil & gas company in Calgary, Alberta, Canada, where eventually he assumed the position of Assistant Controller. After 15 years with Quintana in the oil & gas industry, Mr. Leung was invited to join Winsmill Consultants (BC) Ltd., a consulting company in Vancouver, to become part owner and consultant. Since 2003 Mr. Leung has consulted with Comfy Holdings Ltd., a wholesale vitamin and supplements company, working closely with the CEO and his assistant and later was appointed as CFO. Mr. Leung obtained a Bachelor of Commerce with Honors from Queen's University, Kingston, Ontario in 1974 before enrolling in the MBA program at the University of British Columbia. In 1981, Mr. Leung became a Certified Management Accountant (CMA) in Alberta and later in British Columbia. In 2004, Mr. Leung joined the UK Chartered Institute of Management Accountants (ACMA-UK) and became an Associate Chartered Member. Mr. Leung is not an officer or director of any other reporting issuer at this time.

Significant Employees

Other than the executive officers, there are no other significant employees at this time.

Family Relationships

There are no family relationships between any of our officer and directors.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended March 31, 2008, all Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were complied with.

Code of Ethics

At the present time, the Company has not adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

Corporate Governance

Nominating Committee

We do not presently have a nominating committee per se, as we only have two directors. Both our directors participate in the consideration of director nominees.

Audit Committee

We do not have a separately designated standing audit committee as we only have two directors. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending March 31, 2008, the board of directors (a) reviewed and discussed the audited financial statements with management, and (b) reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Item 10. Executive Compensation

Summary Compensation Table

The following compensation was paid directly to the executive officers of the Company during the years ended March 31, 2008 and 2007:

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Hsien Loong Wong(1) President, CEO, CFO, Treasurer, Secretary & Director	2008	Nil	Nil	Nil	Nil	Nil

Edmond Leung(2) Director	2008	Nil	Nil	Nil	Nil	Nil

Zhu Hua Yin(3) President, CEO, CFO, Treasurer & Director	2008	Nil	Nil	Nil	Nil	Nil

Wolfgang Wagner(4) Treasurer & Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Jurgen Ballmaier(5) President, CEO, Secretary & Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Mr. Hsien Loong Wong was appointed Secretary and a Director of the Company on August 10, 2007. He was appointed the President, CEO, CFO and Treasurer of the Company on December 31, 2007.
(2) Mr. Edmond Leung was appointed a Director of the Company on October 12, 2007.
(3) Mr. Zhu Hua Yin was appointed the President, CEO, CFO, Treasurer and a Director of the Company on August 10, 2007. However, on December 31, 2007 he resigned from the positions of President, CEO, CFO, Treasurer and Director of the Company.

(4) Dr. Wolfgang Wagner was appointed the Treasurer and Director of the Company on June 8, 2006. However, on August 10, 2007 he resigned from the positions of Treasurer and Director of the Company.
(5) Mr. Jurgen Ballimer was appointed the President, CEO, Secretary and a Director of the Company on June 8, 2006. However, on August 10, 2007 he resigned from the positions of President, CEO, Secretary and Director of the Company.

The Company anticipates that compensation will be provided by the Company during the Company’s next financial year to certain executive officers of the Company and in conjunction with certain management and administrative services to be provided to the Company by such executive officers.

We do not maintain key-man life insurance for any of our executive officers or directors.

No long-term incentive plan awards were made to any executive officer during the fiscal year ended March 31, 2008.

Equity Compensation Plans

The Company does not have any equity compensation plans in effect.

Outstanding Equity Awards at Fiscal Year End

Not applicable

Item 11.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of the date of this Annual Report, with respect to the Company’s directors, named executive officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the date of this Annual Report, there are 55,000,000 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)
Hsien Loong Wong 117A Owen Road, Singpaore 218923	President, CEO, CFO, Treasurer, Secretary and Director	14,500,000	(2)	26.36%

Note:

(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

Change in Control

There are no arrangements which may result in a change in control of the Company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Since the beginning of our last fiscal year, neither of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our Company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Parents

There are no shareholders which would be considered to be a parent of the Company.

Promoters and control persons

The Company has not had a promoter at any time since it’s inception.

Director Independence

Our Board of Directors has determined that Mr. Edmond Leung is independent.

Item 13. Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation, as amended
3.2(1)	By-laws, as amended
10.1(2)
Farmout and Participation Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of February 26, 2008 and an execution date of March 10, 2008.

10.2	Letter Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.
10.3	Farmout and Participation Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.
16.1(3)	Letter from former Accountant dated July 5, 2007
31.1	Certificate of CEO pursuant to Rule 13a-14(a)
31.2	Certificate of CFO pursuant to Rule 13a-14(a)
32.1	Certificate of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certificate of CFO pursuant to 18 U.S.C. Section 1350
99.1(4)	Articles of Merger filed with the Secretary of State of Nevada on September 7, 2007 and which is effective September 20, 2007.
99.2(4)	Certificate of Change filed with the Secretary of State of Nevada on September 7, 2007 and which is effective September 20, 2007.
99.3(5)	Articles of Merger filed with the Secretary of State of Nevada on May 21, 2008 and which was effective June 5, 2008.

(1) Incorporated by reference to the Registration Statement on Form SB-2 filed with the SEC via EDGAR on September 19, 2006.
(2) Previously filed on Form 8K with the SEC via EDGAR on March 17, 2008 and incorporated herein by reference.
(3) Previously filed on Form 8K with the SEC via EDGAR on July 10, 2007 and incorporated herein by reference.
(4) Previously filed on Form 8K with the SEC via EDGAR on September 21, 2007 and incorporated herein by reference.
(5) Previously filed on Form 8K with the SEC via EDGAR on June 9, 2008 and incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for the last two fiscal years ended March 31, 2008 and March 31, 2007 were $10,750 and $4,500 respectively.

Audit – Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended March 31, 2007.

The aggregate fees billed for the year ended March 31, 2008 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph was $0.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended March 31, 2008 and 2007 respectively.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended March 31, 2008 and 2007 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of July, 2008.

NEXGEN PETROLEUM CORP. (Registrant)
By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Hsien Loong Wong	President, CEO,	July 14, 2008
Hsien Loong Wong	CFO, Treasurer, Secreatry and Director

/s/ Edmund Leung	Director	July 14, 2008
Edmond Leung

Exhibit Index

Exhibit #		Page#

10.2	Letter Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.	32

10.3	Farmout and Participation Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.	35

31.1	Certificate of CEO pursuant to Rule 13a-14(a).	41

31.2	Certificate of CFO pursuant to Rule 13a-14(a).	43

32.1	Certificate of CEO pursuant to 18 U.S.C. Section 1350.	45

32.2	Certificate of CFO pursuant to 18 U.S.C. Section 1350.	46