Form 10QSB
period 2008-06-30
Nexgen Petroleum Corp.
filed 2008-08-13
CIK 1375850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission file number  333-137460

NEXGEN PETROLEUM CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-2608616
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2820 W. Charleston Blvd., Suite 22 Las Vegas, NV	89102
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 30, 2008
Common Stock, $0.001 par value	55,000,000

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

Use of Names

In this quarterly report, the terms “Nexgen Petroleum”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Nexgen Petroleum Corp. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2008 and March 31, 2008

	June 30, 2008	March 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$186,989	$8,008
Prepaid expenses	-	-
Total current assets	186,989	8,008

Oil and gas properties ( successful efforts basis)	2,044,800	2,044,800

Property and equipment – Note 3	956	1,146

TOTAL ASSETS	$2,232,745	$2,053,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$37,171	$51,839

Long-term debt
Shareholders’ loans – Note 5	1,547,500	1,647,500

TOTAL LIABILITIES	1,584,671	1,699,339

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 1,350,000,000 shares authorized, 55,000,000 ( March 31, 2008 – 135,000,000) shares issued and outstanding -	9,000	9,000
Additional paid in capital	104,664	84,904
Share subscriptions	814,000	470,000
Deficit accumulated during the exploration stage	(279,590)	(209,289)
Total stockholders’ equity	648,074	354,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,232,745	$2,053,954

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three months ended June 30, 2008 and 2007
Period from April 17, 2006 (Inception) to June 30, 2008
(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Period from April 17, 2006 (Inception) to June 30, 2008

Revenues	$0-	$0-	$0-

General and administrative expenses:
Professional fees	44,933	3,500	212,502
Depreciation	190	191	1,423
Bank charges	227	133	1,422
Foreign exchange loss (gain)	-0-	(962)	2
Filing and registration	3,442	-0-	5,449
Product development	-0-	16,000	30,455
Office and miscellaneous	1,749	-0-	8,114
Total general and administrative	50,541	18,862	259,367

Net loss before other expense	(50,541)	(18,862)	(259,367)

Other income (expense)
Interest income	-0-	-0-	3,765
Interest expense	(19,760)	-0-	(23,664)
Loss on sale of equipment	-0-	-0-	(324)
Total other income (expense)	(19,760)	-0-	(20,223)

Net loss	$(70,301)	$(18,862)	$(279,590)

Net loss per share:
Basic and diluted	$(0 .01)	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted, as adjusted for 15:1 stock split	55,000,000	135,000,000

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from April 17, 2006 (Inception) to June 30, 2008
(Unaudited)

	Common stock		Additional	Share	Deficit accumulated during the development
	Shares	Amount	paid-in capital	subscriptions	stage	Total
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615
Proceeds of share subscription				344,000		344,000
Imputed interest on shareholder loan			19,760			19,760
Voluntary surrender and cancellation of shares	(80,000,000)
Net loss for the period	-	-	-	-	(70,301)	(70,301)
Balance, June 30, 2008	55,000,000	$9,000	$104,664	$814,000	$(279,590)	$648,074

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three months ended June 30, 2008 and 2007
Period from April 17, 2006 (Inception) to June 30, 2008
(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Period from April 17, 2006 (Inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,301)	$(18,862)	$(279,590)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	190	191	1,423
Imputed interest	19,760	-0-	23,664
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items Prepaid expenses	-0-	(5,283)	-0-
Accounts payable and accrued liabilities	(14,668)	-0-	37,171
CASH FLOWS USED IN OPERATING ACTIVITIES	(65,019)	(23,954)	(217,008)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	-0-	-0-	(2,044,800)
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	-0-	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	(2,047,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	(100,000)	-0-	1,547,500
Share subscription received	344,000	-0-	814,000
Proceeds from sales of common stock	-0-	-0-	90,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	244,000	-0-	2,451,500

NET INCREASE (DECREASE) IN CASH	178,981	(23,954)	186,989
Cash, beginning of period	8,008	29,860	-0-
Cash, end of period	$186,989	$5,906	$186,989

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nexgen Petroleum Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-KSB, have been omitted.

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

On March 10, 2008, Nexgen entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007. Under the Farmout Agreement, Nexgen is paying 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units. See Note 7.

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATIONSTAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)
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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATIONSTAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	June 30,	March 31,
	2008	2008
Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(1,335)	(1,145)
	$956	$1,146

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 4 – INCOME TAXES

For the period ended June 30, 2008, Nexgen has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $279,500 at June 30, 2008, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2008	June 30, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$95,000	$34,000
Valuation allowance	(95,000)	(34,000)
Net deferred tax asset	$-	$-

NOTE 5 – SHAREHOLDERS’ LOANS

During the year ended March 31, 2008, the Company received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000. During the period ended June 30, 2008, the Company repaid $ 100,000 of the $ 225,000 loan received. Both loans are non-interest bearing and are due on demand. Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 6 – COMMON STOCK

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

During the period ended June 30, 2008 Nexgen received stock subscriptions proceeds of $129,000 related to a private placement of shares at $.50 per share and $215,000 related to a private placement of shares at $1.00 per share.

During the period ended June 30, 2008 a shareholder of the Company voluntarily agreed to surrender for cancellation in aggregate 80,000,000 shares of Nexgen, which has reduced the issued and outstanding shares from 135,000,000 to 55,000,000.

NOTE 7– COMMITMENTS

On March 10, 2008, Nexgen entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007. Under the Farmout Agreement, Nexgen is paying 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units.

On or about April 11, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with Montello Resources (USA) Ltd., Park Place Energy Corp., and Austin Developments Corp., dated effective April 11, 2008, whereby the parties agreed to amend the March 10, 2008 Farmout Agreement as follows: (i) Article 8 (Area of Mutual Interest) of the Farmout & Royalty Procedure attached as Schedule “C” to the Farmout Agreement shall apply; (ii) the Mutual Interest Lands shall comprise all PNG rights 50% or more of which are located within the boundaries of that area of lands located within Morgan County, State of Tennessee, USA as outlined on the map attached to the Letter Agreement; (iii) the Area of Mutual Interest shall be in effect until 11:50 pm on April 10, 2010; and (iv) the participating interests of the parties hereto in the Area of Mutual Interest during the term thereof shall be Montello - 35%, Park Place – 5%, Austin – 30% and the Company – 30%.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 7– COMMITMENTS ( continued)

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we are able to acquire oil and gas prospects, explore and develop such prospects and are able to produce oil and/or gas from our exploration and development. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of oil and/or gas. Our only other source for cash at this time is investments by others in the Company. We must raise cash to implement our plan and stay in business.

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

On the Morgan Highpoint Project, we expect to re-work the three existing wells drilled on the two properties in order to stimulate such wells at an estimated cost of $530,000.

From September 13, 2007 to May 9, 2008, the Company received payment for subscriptions to purchase 1,198,000 shares of common stock of the Company at a price of $0.50 per shares for total proceeds of $599,000. In addition, from May 9, 2008 to June 3, 2008, the Company received payment for subscriptions to purchase 215,000 shares of common stock of the Company at a price of $1.00 per share for total proceeds of $215,000. However, there is no assurance that we will raise additional money in the future. If we require additional money and are unable to raise it, we may have to suspend or cease operations. The net proceeds from our current private placement offering will be used for oil and gas prospects acquisition, property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses and working capital.

We do not intend to hire additional employees at this time.

Anticipated Expenses over the Next Twelve Months

We anticipate that we will spend approximately $5,480,000 on our expenses in the next twelve months. Below is a table showing these expenses.

Expense Item	Estimated Annual Amount
Legal	100,000
Accounting	100,000
Travel Expenses	50,000
Web Design & Technical Consultant	10,000
Business Consultant	100,000
Printing & Office Expenses	10,000
Filing Fees & Transfer Agent	10,000
Working Capital	100,000
Drilling Projects (including completion of wells)	5,000,000
TOTAL	$5,480,000

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $186,989 and total assets of $2,232,745. Our total current assets as of June 30, 2008 comprise of cash in the amount of $186,989. Our total current liabilities as of June 30, 2008 were $37,171 represented by accounts payable and accrued liabilities. As a result, on June 30, 2008, we had working capital of $149,818.

Operating activities used $217,008 in cash for the period from inception (April 17, 2006) to June 30, 2008. Our net loss of $279,590 was the primary component of our negative operating cash flow. Investing activities for the period from inception (April 17, 2006) to June 30, 2008 used $4,391 for the purchase of equipment offset by proceeds received on the sale of equipment of $1,688 for a total of $2,703. Net cash flows provided by financing activities for the period from inception (April 17, 2006) to June 30, 2008 was $2,451,500 represented as loans from shareholders of $1,547,500 and proceeds from the sale of our stock and proceeds from share subscription of $904,000.

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

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing. We have cash in the amount of $186,989 as of June 30, 2008, which is not enough to meet our projected expenditures in the next twelve months. Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business. At the present time we are currently raising additional money through a private placement, however, there can be no assurance that we will be able to raise additional money in the future. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

N/A

Item 6. Exhibits

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2008

NEXGEN PETROLEUM CORP. (Registrant)

By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, Secretary, Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Hsien Loong Wong	President, CEO, CFO, Secretary, Treasurer and Director	August 13, 2008
Hsien Loong Wong

/s/ Edmund Leung	Director	August 13, 2008
Edmund Leung