Form 10-Q
period 2008-09-30
Nexgen Petroleum Corp.
filed 2008-11-14
CIK 1375850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2008

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

Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock, $0.001 par value	56,413,000

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

ii

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at September 30, 2008 and March 31, 2008

	September 30, 2008	March 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$4,145	$8,008
Prepaid expenses	-	-
Total current assets	4,145	8,008

Oil and gas properties ( successful efforts basis)	2,244,800	2,044,800

Property and equipment – Note 3	766	1,146

TOTAL ASSETS	$2,249,711	$2,053,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,654	$51,839
Shareholders’ loans – Note 5	1,640,340	-

Total current liabilities	1,649,994	51,839

Long-term Debt Shareholders’ loans – Note 5	-	1,647,500

TOTAL LIABILITIES	1,649,994	1,699,339

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 1,350,000,000 shares authorized, 56,413,000 ( March 31, 2008 – 135,000,000) shares issued and outstanding -	10,413	9,000
Additional paid in capital	937,202	84,904
Share subscriptions	-	470,000
Deficit accumulated during the exploration stage	(347,898)	(209,289)
Total stockholders’ equity	599,717	354,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,249,711	$2,053,954

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
Three Months and Six Months ended September 30, 2008 and 2007
Period from April 17, 2006 (Inception) to September 30, 2008

	Three months ended September 30, 2008	Three months ended September 30, 2007	Six months ended September 30, 2008	Six months ended September 30, 2007	Period from April 17, 2006 (Inception) to September 30, 2008

Revenues	$0-	$0-	$0-	$0-	$0-

General and administrative expenses:
Professional fees	45,032	41,798	89,965	45,298	257,534
Amortization	190	191	380	382	1,613
Bank charges and interest	54	382	281	515	1,476
Foreign exchange loss (gain)	114	-0-	114	(962)	116
Filing and registration	2,967	197	6,409	197	8,416
Product development	-0-	-0-	-0-	16,000	30,455
Office and miscellaneous	-0-	1,000	1,749	1,000	8,114
Total general and administrative	48,357	43,568	98,898	62,430	307,724

Net loss before other expense	(48,357)	(43,568)	(98,898)	(62,430)	(307,724)

Other expense
Interest income	-0-	-0-	-0-	-0-	3,765
Interest expense	(19,951)	-0-	(39,711)	-0-	(43,615)
Loss on sale of equipment	-0-	-0-	-0-	-0-	(324)
Total other income (expense)	(19,951)	-0-	(39,711)	-0-	(40,174)

Net loss	$(68,309)	$(43,568)	$(138,609)	$(62,430)	$(347,898)

Net loss per share:
Basic and diluted	$0 .00	$0 .00	$0 .00	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted ( adjusted for 15:1 forward stock split)	56,413,000	135,000,000	55,706,500	135,000,000

See accompanying notes to financial statements.

 NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
Period from April 17, 2006 (Inception) to September 30, 2008

	Common stock		Additional paid-in	Share	Deficit accumulated during the
	Shares	Amount	capital	subscriptions	development stage	Total
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615
Proceeds of share subscription				344,000		344,000
Imputed interest on shareholder loan			39,711			39,711
Voluntary surrender and cancellation of shares	(80,000,000)
Issuance of common stock for $1 per share	215,000	215	214,785	(215,000)		-0-
Issuance of common stock for $.50 per share	1,198,000	1,198	597,802	(599,000)		-0-
Net loss for the period	-	-	-	-	(138,609)	(138,609)
Balance, September 30, 2008	56,413,000	$10,413	$937,202	$-0-	$(347,898)	$599,717

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended September 30, 2008 and 2007
Period from April 17, 2006 (Inception) to September 30, 2008

	Six months ended September 30, 2008	Six months ended September 30, 2007	Period from April 17, 2006 (Inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,609)	$(62,430)	$(347,898)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	380	382	1,613
Imputed interest	39,711	-0-	43,615
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items Prepaid expenses	-0-	(5,283)	-0-
Accounts payable and accrued liabilities	(42,185)	-0-	9,654
CASH FLOWS USED IN OPERATING ACTIVITIES	(140,703)	(67,331)	(292,692)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	(200,000)	-0-	(2,244,800)
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	-0-	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	(200,000)	-0-	(2,247,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	(7,160)	-0-	1,640,340
Share subscription received	344,000	500,000	814,000
Proceeds from sales of common stock	-0-	-0-	90,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	336,840	500,000	2,544,340

NET INCREASE (DECREASE) IN CASH	(3,863)	432,669	4,145
Cash, beginning of period	8,008	29,860	-0-
Cash, end of period	$4,145	$462,529	$4,145

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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
September 30, 2008

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September	March
	30, 2008	31, 2008

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(1,525)	(1,145)
	$766	$1,146

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 4 – INCOME TAXES

For the period ended September 30, 2008, Nexgen has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $347,850 at September 30, 2008, and will expire beginning in the year 2026.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2008	March 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$138,500	$71,000
Valuation allowance	(138,500)	(71,000)
Net deferred tax asset	$-	$-

NOTE 5 – SHAREHOLDERS’ LOANS

During the year ended March 31, 2008, the Company received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000. During the period ended September 30, 2008, the Company repaid $100,000 of the $225,000 loan received and $40,000 of the $622,500 loan. In addition, during the period ended September 30, 2008, Nexgen received loans of $132,840 from a shareholder. All loans are non-interest bearing and are due on demand. The loans, which were classified as long-term at March 31, 2008, are considered to be short-term at September 30, 2008 and are the Company expects that it will need to pay these back within the next twelve months. Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

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

During the period ended September 30, 2008 Nexgen received stock subscriptions proceeds of $129,000 related to a private placement of shares at $.50 per share and $215,000 related to a private placement of shares at $1.00 per share.

As a result of the share subscription proceeds received, Nexgen issued 1,198,000 shares of stock pursuant to the share subscription agreements at $.50 per share and 215,000 shares of stock pursuant to the share subscription agreements at $1.00 per share.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

NOTE 6 – COMMON STOCK (continued)

During the period ended September 30, 2008 a shareholder of the Company voluntarily agreed to surrender for cancellation in aggregate 80,000,000 shares of Nexgen.

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

On or about August 26, 2008, the Company entered into an equalization and joint operating agreement with Montello Resources (USA) Ltd,, Park Place Energy Corp. and Austin Developments Corp. with respect to interests in various joint lands and wells. The initial working interests of the parties in the Property are (i) with respect to the Bowen Block, Park Place 5%, Montello 55% and Austin 40%, and (ii) with respect to the balance of the leases on the Property, Park Place 5%, Montello 35%, Austin 30% and the Company, 30%. Among other terms and conditions as between Montello and the Company, the Company will bear on Montello’s behalf, $ 1,250,000 with respect to Montello’s working interest share of any joint expense incurred on the Property, and when the Company has paid such amount, it shall have earned from Montello, an undivided 15% working interest in the Bowen Block. As among Montello, Austin and the Company, if warranted upon completion of certain anticipated operations on the Property, the Company shall commission at its expense, an engineering report to evaluate the 100% working interest in the proven and probably oil and gas assets in the Bowen Block. Among other terms and conditions, within 30 days of the receipt of this evaluation, the Company may acquire an undivided 5% working interest from Montello and an undivided 10% working interest from Austin in the Bowen Block for (i) pro rata percentage dollar amount as calculated from the engineering evaluation (ii) a pro rata percentage of the sum of $ 325,000.

However, on August 21, 2008, the Company and Montello Resources (USA) Ltd. (“Montello”) entered into an Amending Agreement to the Equalization and Joint Operating Agreement to which the Company had not signed yet, but indicated that it would sign subject to the provisions of clause 4 of the Equalization and Joint Operating Agreement being amended as follows:

(i)
If the Company does not advise Montello in writing on or prior to Sept. 1, 2008 that it intends to be bound by all of the provisions of clause 4 of the Equalization and Joint Operating Agreement, then all of the terms and conditions of said clause 4 shall thereafter not apply as between the parties; and

(ii)
Notwithstanding the foregoing, Montello may at any time at its sole, unfettered discretion unilaterally terminate the provisions of said clause 4 of the Equalization and Joint Operation Agreement as between the parties by so advising the Company in writing. The sole exception to Montello’s exercising this unilateral right to terminate is if the Company had already paid the Carried Amount of $1,250,000 in total on behalf of Montello.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

NOTE 8 – LIQUIDITY AND GOING CONCERN

The Company has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

We were in the business of providing professional digital photo editing services for photo studios, however, we changed our business plan from the professional digital photo editing services and have now focused our activities on the oil and gas industry as an exploration stage corporation. We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We do not intend to operate any properties. With respect to the projects that we will participate in, we will provide to the operator timely funding for our proportionate share of costs as well as technical input on how best to develop the property. As a way to keep our overhead down, we will engage the services of consultants who have technical expertise to best represent the Company’s interests. The Company currently has an interest in an oil and gas property in Morgan County, Tennessee. Our principal capital expenditures to date have been $2,244,800 to acquire the interest in the oil and gas property in Morgan County, Tennessee. We continue to work on identifying new properties for acquisition.

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

On March 10, 2008 the Company entered into a Farmout and Participation Agreement (the “Farmout Agreement”), which is effective as of February 26, 2008, with Montello Resources (USA) Ltd., a subsidiary of Montello Resources Ltd. (TSX-V: MEO), Park Place Energy Corp. (OTCBB: PRPL), an Alberta corporation, and Austin Developments Corp. (TSX-V: AUL), an Alberta corporation, with respect to two test wells on the oil and gas lease dated December 22, 2007 between Southeast Ventures, Inc., as lessor, and Montello Resources (USA) Ltd., as lessee, located in Morgan County, Tennessee. Under the Farmout Agreement the participating interests are as follows: Montello Resources (USA) Ltd., as operator, is paying 15% of all costs associated with the test wells to earn a 35% interest in the associated production spacing units; Austin Developments Corp. is paying 20% of the costs to earn a 30% interest; Park Place Energy Corp. is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest. As of September 30, 2008, the Company has incurred $2,244,800 in capital expenditures on this property. Subsequent to April 1, 2008, the Company has incurred Nil in costs by participating in the drilling and completing of the Morgan Highpoint #3 and the Morgan Highpoint #4 test wells. Both of these wells have been cased and shut in.

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

In addition, on or about April 11, 2008, the Company entered into a Farmout and Participation Agreement (the “Farmout Agreement”), which is effective as of April 11, 2008, with Montello Resources (USA) Ltd., a subsidiary of Montello Resources Ltd., Park Place Energy Corp., an Alberta corporation, and Austin Developments Corp., an Alberta corporation, with respect to two test wells on the oil and gas lease dated March 25, 2008 between Robert and Kathy Lavender, as lessors, and Montello Resources (USA) Ltd., as lessee, located in Morgan County, Tennessee. Under the Farmout Agreement the participating interests are as follows: Montello Resources (USA) Ltd., as operator, is paying 15% of all costs associated with the test well to earn a 35% interest in the associated production spacing units; Austin Developments Corp. is paying 20% of the costs to earn a 30% interest; Park Place Energy Corp. is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest. As of September 30, 2008, the Company has incurred $132,000 in capital expenditures on this property, which funds were from the excess funds remaining from the Morgan Highpoint #3 and #4 drilling operations, by participating in the drilling and completion of the Morgan Highpoint #5 test well, which has been cased and shut in.

On or about August 26, 2008, the Company entered into an equalization and joint operating agreement (the “Equalization and JOA Agreement”), dated July 7, 2008, with Montello Resources (USA) Ltd. (“Montello”), a subsidiary of Montello Resources Ltd., Park Place Energy Corp. (“Park Place”), an Alberta corporation, and Austin Developments Corp. (“Austin”), an Alberta corporation, with respect to interests in the joint lands and wells more particularly described in Schedule “A” to the Equalization and JOA Agreement (collectively, the “Property”). The Equalization and JOA Agreement supersedes and replaces all previous agreements between the parties with respect to the Property and establishes the manner in which operations will be conducted on the Property. The initial working interests of the parties in the Property are: (i) with respect to the Bowen Block (as defined in the Equalization and JOA Agreement), Park Place 5%, Montello 55% and Austin 40%; and (ii) with respect to the balance of the leases on the Property, Park Place 5%, Montello 35%, Austin 30% and the Company 30%. Among other terms and conditions, as between Montello and the Company, the Company will bear on Montello’s behalf $1,250,000 with respect to Montello’s working interest share of any joint expense incurred on the Property and when the Company has paid such amount, it shall have earned from Montello an undivided 15% working interest in the Bowen Block. As among Montello, Austin and the Company, if warranted upon completion of certain anticipated operations on the Property, the Company shall commission (at its own expense) an engineering report to evaluate the 100% working interest in the proven and probable oil and gas assets in the Bowen Block (the “Evaluation”). Among other terms and conditions, within 30 days of receipt of the Evaluation, the Company may acquire an undivided 5% working interest from Montello and an undivided 10% working interest from Austin in the Bowen Block for: (i) a pro rata percentage dollar amount as calculated from the Evaluation; and (ii) a pro rata percentage of the sum of $325,000.

On August 21, 2008, the Company and Montello Resources (USA) Ltd. (“Montello”) entered into an Amending Agreement to the Equalization and Joint Operating Agreement to which the Company had not signed yet, but indicated that it would sign subject to the provisions of clause 4 of the Equalization and Joint Operating Agreement being amended as follows:

(i)
If the Company does not advise Montello in writing on or prior to Sept. 1, 2008 that it intends to be bound by all of the provisions of clause 4 of the Equalization and Joint Operating Agreement, then all of the terms and conditions of said clause 4 shall thereafter not apply as between the parties; and

(ii)
Notwithstanding the foregoing, Montello may at any time at its sole, unfettered discretion unilaterally terminate the provisions of said clause 4 of the Equalization and Joint Operation Agreement as between the parties by so advising the Company in writing. The sole exception to Montello’s exercising this unilateral right to terminate is if the Company had already paid the Carried Amount of $1,250,000 in total on behalf of Montello.

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

From September 13, 2007 to May 9, 2008, the Company received payment for subscriptions to purchase 1,198,000 shares of common stock of the Company at a price of $0.50 per share for total proceeds of $599,000. In addition, from May 9, 2008 to June 3, 2008, the Company received payment for subscriptions to purchase 215,000 shares of common stock of the Company at a price of $1.00 per share for total proceeds of $215,000. However, there is no assurance that we will raise additional money in the future. If we require additional money and are unable to raise it, we may have to suspend or cease operations. The net proceeds from our current private placement offering will be used for oil and gas prospects acquisition, property exploration expenses, salaries, consultant fees, consultant expenses, general and administrative expenses and working capital.

We do not intend to hire additional employees at this time.
Operating Expenses

Operating expenses increased from $62,430 for the six months ended September 30, 2007 to $98,898 for the six months ended September 30, 2008. This increase was primarily due to (1) an increase in professional fees, and (2) an increase in filing fees, which was partly offset by (3) elimination of product development expenses. The Operating expenses for the three months ended September 30, 2008 were $48,357 compared to $43,568 for the three months ended September 30, 2007. The slight increase was due to an increase in professional fees and filing fees.

Anticipated Expenses over the Next Twelve Months

We anticipate that we will spend approximately $5,480,000 on our expenses in the next twelve months. Below is a table showing these expenses.

Expense Item	Estimated Annual Amount
Legal	100,000
Accounting	100,000
Travel Expenses	50,000
Web Design & Technical Consultant	10,000
Business Consultants	100,000
Printing & Office Expenses	10,000
Filing Fees & Transfer Agent	10,000
Working Capital	100,000
Drilling Projects (including completion of wells)	5,000,000
TOTAL	$5,480,000

Liquidity and Capital Resources

As of September 30, 2008, we had total current assets of $4,145 and total assets of $2,249,711. Our total current assets as of September 30, 2008 comprise of cash in the amount of $4,145. Our total current liabilities as of September 30, 2008 were $1,649,994 represented by accounts payable and accrued liabilities and shareholders’ loans. As a result, on September 30, 2008, we had a working capital deficiency of $1,645,849.

Operating activities used $292,692 in cash for the period from inception (April 17, 2006) to September 30, 2008. Our net loss of $347,898 was the primary component of our negative operating cash flow. Investing activities for the period from inception (April 17, 2006) to September 30, 2008 used $4,391 for the purchase of equipment and $2,244,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,703. Net cash flows provided by financing activities for the period from inception (April 17, 2006) to September 30, 2008 was $2,544,340 represented as loans from shareholders of $1,640,340 and proceeds from the sale of our stock and proceeds from share subscription of $904,000.

On August 29, 2008 the Company issued 1,198,000 shares (each a “Share”) to 8 individuals due to the closing of the Company’s private placement at $0.50 per Share for total gross proceeds of $599,000. In addition, on August 29, 2008, the Company issued 215,000 shares (each a “Share”) to 14 individuals due to the closing of the Company’s private placement at $1.00 per Share for total gross proceeds of $215,000.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing. We have cash in the amount of $4,145 as of September 30, 2008, which is not enough to meet our projected expenditures in the next twelve months. Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business. At the present time we are currently raising additional money through a private placement, however, there can be no assurance that we will be able to raise additional money in the future. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

We have negative working capital, have not yet received revenues from sales of products or services, and have recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A. RISK FACTORS

The Risk Factors contained in our Annual Report on Form 10-KSB for the year ended March 31, 2008 describes some of the risks and uncertainties associated with our business. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 29, 2008 the Company issued 1,198,000 shares (each a “Share”) to 8 individuals due to the closing of the Company’s private placement at $0.50 per Share for total gross proceeds of $599,000. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals through and offshore transaction which was negotiable and consummated outside of the United States.

In addition, on August 29, 2008, the Company issued 215,000 shares (each a “Share”) to 14 individuals due to the closing of the Company’s private placement at $1.00 per Share for total gross proceeds of $215,000. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the closing of the Company’s private placement offering at $1.00 per Share entered into with the offshore investors, the Company will be paying cash finder’s fees in the amounts of $21,500 to an individual in Singapore.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

On or about August 26, 2008, the Company entered into an equalization and joint operating agreement (the “Equalization and JOA Agreement”), dated July 7, 2008, with Montello Resources (USA) Ltd. (“Montello”), a subsidiary of Montello Resources Ltd., Park Place Energy Corp. (“Park Place”), an Alberta corporation, and Austin Developments Corp. (“Austin”), an Alberta corporation, with respect to interests in the joint lands and wells more particularly described in Schedule “A” to the Equalization and JOA Agreement (collectively, the “Property”). The Equalization and JOA Agreement supersedes and replaces all previous agreements between the parties with respect to the Property and establishes the manner in which operations will be conducted on the Property. The initial working interests of the parties in the Property are: (i) with respect to the Bowen Block (as defined in the Equalization and JOA Agreement), Park Place 5%, Montello 55% and Austin 40%; and (ii) with respect to the balance of the leases on the Property, Park Place 5%, Montello 35%, Austin 30% and the Company 30%. Among other terms and conditions, as between Montello and the Company, the Company will bear on Montello’s behalf $1,250,000 with respect to Montello’s working interest share of any joint expense incurred on the Property and when the Company has paid such amount, it shall have earned from Montello an undivided 15% working interest in the Bowen Block. As among Montello, Austin and the Company, if warranted upon completion of certain anticipated operations on the Property, the Company shall commission (at its own expense) an engineering report to evaluate the 100% working interest in the proven and probable oil and gas assets in the Bowen Block (the “Evaluation”). Among other terms and conditions, within 30 days of receipt of the Evaluation, the Company may acquire an undivided 5% working interest from Montello and an undivided 10% working interest from Austin in the Bowen Block for: (i) a pro rata percentage dollar amount as calculated from the Evaluation; and (ii) a pro rata percentage of the sum of $325,000.

The foregoing description of the Equalization and JOA Agreement does not purport to be complete and is qualified in its entirety by reference to the Equalization and JOA Agreement, which is attached hereto as Exhibit 10.1, and which is incorporated herein by reference.

On August 21, 2008, the Company and Montello Resources (USA) Ltd. (“Montello”) entered into an Amending Agreement (the “Amending Agreement”) to the Equalization and Joint Operating Agreement to which the Company had not signed yet, but indicated that it would sign subject to the provisions of clause 4 of the Equalization and Joint Operating Agreement being amended as follows:

(i)
If the Company does not advise Montello in writing on or prior to Sept. 1, 2008 that it intends to be bound by all of the provisions of clause 4 of the Equalization and Joint Operating Agreement, then all of the terms and conditions of said clause 4 shall thereafter not apply as between the parties; and

(ii)
Notwithstanding the foregoing, Montello may at any time at its sole, unfettered discretion unilaterally terminate the provisions of said clause 4 of the Equalization and Joint Operation Agreement as between the parties by so advising the Company in writing. The sole exception to Montello’s exercising this unilateral right to terminate is if the Company had already paid the Carried Amount of $1,250,000 in total on behalf of Montello.

A copy of the Amending Agreement is attached hereto as Exhibit 10.2.

ITEM 6. EXHIBITS

(a) Exhibit List

10.1	Equalization and Joint Operating Agreement between the Company, Montello Resources (USA) Ltd., Park Place Energy Corp. and Austin Developments Corp., entered into on August 26, 2008

10.2	Amending Agreement to the Equalization and Joint Operating Agreement between the Company and Montello Resources (USA) Ltd., entered into on August 21, 2008

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2008

NEXGEN PETROLEUM CORP. (Registrant)

By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, Secretary, Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Hsien Loong Wong	President, CEO,	November 14, 2008
Hsien Loong Wong	CFO, Secretary, Treasurer and Director

/s/ Edmund Leung	Director	November 14, 2008
Edmund Leung