Form 10-Q
period 2008-12-31
Nexgen Petroleum Corp.
filed 2009-02-20
CIK 1375850

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission file number  333-137460

NEXGEN PETROLEUM CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-24106855
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2820 W. Charleston Blvd., Suite 22 Las Vegas, NV	89102
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 10, 2009
Common Stock, $0.001 par value	56,413,000

Traditional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

ii

TABLE OF CONTENTS

iii

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008 (audited);
F-2	Statements of Operations for the three and nine months ended December 31, 2008 and 2007 and period from April 17, 2006 (Inception) to December 31, 2008 (unaudited);
F-3	Statement of Stockholders’ Equity for the period from April 17, 2006 (Inception) to December 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the nine months ended December 31, 2008 and 2007 and period from April 17, 2006 (Inception) to December 31, 2008 (unaudited); and
F-5	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008, are not necessarily indicative of the results that can be expected for the full year.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at December 31, 2008 and March 31, 2008

	December 31, 2008	March 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$4,030	$8,008
Prepaid expenses	-	-
Total current assets	4,030	8,008

Oil and gas properties ( successful efforts basis)	2,244,800	2,044,800

Property and equipment – Note 3	576	1,146

TOTAL ASSETS	$2,249,406	$2,053,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,389	$51,839
Shareholders’ loans – Note 5	1,640,340	-

Total current liabilities	1,651,729	51,839

Long-term Debt
Shareholders’ loans – Note 5	-	1,647,500

TOTAL LIABILITIES	1,651,728	1,699,339

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 1,350,000,000 shares authorized, 56,413,000 ( March 31, 2008 – 135,000,000) shares issued and outstanding	10,413	9,000
Additional paid in capital	957,706	84,904
Share subscriptions	-	470,000
Deficit accumulated during the exploration stage	(370,442)	(209,289)
Total stockholders’ equity	597,677	354,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,249,406	$2,053,954

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
Three Months and Nine Months ended December 31, 2008
Period from April 17, 2006 (Inception) to December 31, 2008

	Three months ended December 31, 2008	Three months ended December 31, 2007	Nine months ended December 31, 2008	Nine months ended December 31, 2007	Period from April 17, 2006 (Inception) to December 31, 2008

Revenues	$0-	$0-	$0-	$0-	$0-

General and administrative expenses:
Professional fees	681	70,052	90,646	115,350	258,215
Amortization	191	191	571	573	1,804
Bank charges and interest	54	80	335	595	1,530
Foreign exchange loss (gain)	61	-0-	175	(962)	177
Filing and registration	1,053	-0-	7,462	197	9,469
Product development	-0-	(14,145)	-0-	1,855	30,455
Office and miscellaneous	-0-	4,738	1,749	5,738	8,114
Total general and administrative	1,980	60,916	100,938	123,346	309,764

Net loss before other expense	(1,980)	(60,916)	(98,898)	(123,346)	(309,764)

Other income (expense)
Interest income	-0-	-0-	-0-	2,480	3,765
Interest expense	(20,504)	-0-	(60,215)	-0-	(64,119)
Loss on sale of equipment	-0-	-0-	-0-	-0-	(324)
Total other income (expense)	(20,504)	-0-	(60,215)	-0-	(60,678)

Net loss	$(22,484)	$(60,916)	$(161,153)	$(120,866)	$(370,442)

Net loss per share:
Basic and diluted	$0 .00	$0 .00	$0 .00	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted ( adjusted for 15:1 forward stock split)	56,413,000	135,000,000	55,942,000	135,000,000

See accompanying notes to financial statements.

 NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
Period from April 17, 2006 (Inception) to December 31, 2008

	Common stock		Additional paid-in	Share	Deficit accumulated during the
	Shares	Amount	capital	subscriptions	development stage	Total
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615
Proceeds of share subscription				344,000		344,000
Imputed interest on shareholder loan			60,215			60,215
Voluntary surrender and cancellation of shares	(80,000,000)
Issuance of common stock for $1 per share	215,000	215	214,785	(215,000)		-0-
Issuance of common stock for $.50 per share	1,198,000	1,198	597,802	(599,000)		-0-
Net loss for the period	-	-	-	-	(161,153)	(161,153)
Balance, December 31, 2008	56,413,000	$10,413	$957,706	$-0-	$(370,442)	$597,677

See accompanying notes to financial statements.

 NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended December 31, 2008 and 2007
Period from April 17, 2006 (Inception) to December 31, 2008

	Nine months Ended December 31, 2008	Nine months ended December 31, 2007	Period from April 17, 2006 (Inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,153)	$(120,866)	$(370,442)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	570	573	1,804
Imputed interest	60,215	-0-	64,119
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items
Prepaid expenses	-0-	15,736	-0-
Accounts payable and accrued liabilities	(40,450)	69,274	11,389
CASH FLOWS USED IN OPERATING ACTIVITIES	(140,818)	(35,283)	(292,806)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	(200,000)	-0-	(2,244,800)
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	-0-	(4,392)
CASH FLOWS USED IN INVESTING ACTIVITIES	(200,000)	-0-	(2,247,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	(7,160)	(35,500)	1,640,340
Share subscription received	344,000	500,000	814,000
Proceeds from sales of common stock	-0-	-0-	90,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	336,840	464,500	2,544,340

NET INCREASE (DECREASE) IN CASH	(3,978)	429,217	4,030
Cash, beginning of period	8,008	29,860	-0-
Cash, end of period	$4,030	$459,077	$4,030

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	September	March
	30, 2008	31, 2008

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(1,715)	(1,145)
	$576	$1,146

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 4 – INCOME TAXES

For the period ended December 31, 2008, Nexgen has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $370,000 at December 31, 2008, and will expire beginning in the year 2026.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
	December 31, 2008	December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$126,000	$69,000
Valuation allowance	(126,000)	(69,000)
Net deferred tax asset	$-	$-

NOTE 5 – SHAREHOLDERS’ LOANS

During the year ended March 31, 2008, the Company received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000.  During the period ended December 31, 2008, the Company repaid $100,000 of the $225,000 loan received and $40,000 of the $622,500 loan.  In addition, during the period ended December 31, 2008, Nexgen received loans of $132,840 from a shareholder. All loans are non-interest bearing and are due on demand.  The loans, which were classified as long-term at March 31, 2008, are considered to be short-term at December 31, 2008 and the Company expects that it will need to pay these back within the next twelve months. Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

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

During the period ended December 31, 2008 Nexgen received stock subscriptions proceeds of $129,000 related to a private placement of shares at $.50 per share and $215,000 related to a private placement of shares at $1.00 per share.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 6 – COMMON STOCK (continued)

As a result of the share subscription proceeds received, Nexgen issued 1,198,000 shares of stock pursuant to the share subscription agreements at $.50 per share and 215,000 shares of stock pursuant to the share subscription agreements at $1.00 per share.

During the nine month period ended December 31, 2008 a shareholder of the Company voluntarily agreed to surrender for cancellation in aggregate 80,000,000 shares of Nexgen.

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
December 31, 2008

NOTE 7– COMMITMENTS (continued)

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 8 – LIQUIDITY AND GOING CONCERN (continued)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our Business

Nexgen Petroleum Corp. was incorporated in the State of Nevada on April 17, 2006, under the name DGT Corp.  Our common shares were quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) on December 22, 2006, under the symbol “DGTR”.  On September 20, 2007, DGT Corp and its wholly owned subsidiary, Blackrock Petroleum Corp. merged and our name changed to Blackrock Petroleum Corp.  Our trading symbol on the OTCBB was changed to “BRPC”.  On May 21, 2008 we underwent another merger with our wholly owned subsidiary Nexgen Petroleum Corp.  At that time our name was changed to Nexgen Petroleum Corp. and our trading symbol on the OTCBB was changed to “NXPE” effective June 9, 2008.

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

Effective April 18, 2008, Mr. Hsien Loong Wong, President, CEO and a director of the Company, who held in aggregate 94,500,000 post forward stock split shares of common stock of the Company, voluntarily surrendered for cancellation in aggregate 80,000,000 shares of common stock in order to encourage equity investment into the Company.  The cancellation of these 80,000,000 shares took place on April 18, 2008, resulting in Mr. Wong reducing his share holdings to only 14,500,000 shares registered in his name.

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

On March 10, 2008 the Company entered into a Farmout and Participation Agreement (the “Farmout Agreement”), which is effective as of February 26, 2008, with Montello Resources (USA) Ltd., a subsidiary of Montello Resources Ltd. (TSX-V: MEO), Park Place Energy Corp. (OTCBB: PRPL), an Alberta corporation, and Austin Developments Corp. (TSX-V: AUL), an Alberta corporation, with respect to two test wells on the oil and gas lease dated December 22, 2007 between Southeast Ventures, Inc., as lessor, and Montello Resources (USA) Ltd., as lessee, located in Morgan County, Tennessee. Under the Farmout Agreement the participating interests are as follows: Montello Resources (USA) Ltd., as operator, is paying 15% of all costs associated with the test wells to earn a 35% interest in the associated production spacing units; Austin Developments Corp. is paying 20% of the costs to earn a 30% interest; Park Place Energy Corp. is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of December 31, 2008, the Company has incurred $2,244,800 in capital expenditures on this property.  Subsequent to April 1, 2008, the Company has incurred Nil in costs by participating in the drilling and completing of the Morgan Highpoint #3 and the Morgan Highpoint #4 test wells. Both of these wells have been cased and shut in.

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

In addition, on or about April 11, 2008, the Company entered into a Farmout and Participation Agreement (the “Farmout Agreement”), which is effective as of April 11, 2008, with Montello Resources (USA) Ltd., a subsidiary of Montello Resources Ltd., Park Place Energy Corp., an Alberta corporation, and Austin Developments Corp., an Alberta corporation, with respect to two test wells on the oil and gas lease dated March 25, 2008, between Robert and Kathy Lavender, as lessors, and Montello Resources (USA) Ltd., as lessee, located in Morgan County, Tennessee.  Under the Farmout Agreement the participating interests are as follows: Montello Resources (USA) Ltd., as operator, is paying 15% of all costs associated with the test well to earn a 35% interest in the associated production spacing units; Austin Developments Corp. is paying 20% of the costs to earn a 30% interest; Park Place Energy Corp. is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of June 30, 2008, the Company has incurred $132,000 in capital expenditures on this property, which funds were from the excess funds remaining from the Morgan Highpoint #3 and #4 drilling operations, by participating in the drilling and completion of the Morgan Highpoint #5 test well, which has been cased and shut in.

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

On August 21, 2008, the Company and Montello Resources (USA) Ltd. (“Montello”) entered into an Amending Agreement to the Equalization and Joint Operating Agreement which was amended as follows:

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

We do not intend to hire additional employees at this time.

Anticipated Expenses over the Next Twelve Months

We anticipate that we will spend approximately $250,000 on our expenses in the next twelve months. Below is a table showing these expenses.

Expense Item	Estimated Annual Amount
Legal	55,000
Accounting	55,000
Travel Expenses	10,000
Web Design & Technical Consultant	5,000
Printing	5,000
Office Expenses	10,000
Filing Fees & Transfer Agent	10,000
Working Capital	100,000
TOTAL	250,000

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $4,030 and total assets of $2,249,406.  Our total current assets as of December 31, 2008 comprise of cash in the amount of $4,030.  Our total current liabilities as of December 31, 2008 were $1,651,729 represented by accounts payable and accrued liabilities and shareholders’ loans. As a result, on December 31, 2008, we had a working capital deficiency of $1,647,699.

Operating activities used $292,806 in cash for the period from inception (April 17, 2006) to December 31, 2008.  Our net loss of $370,442 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to December 31, 2008, used $4,392 for the purchase of equipment and $2,244,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,247,504.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to December 31, 2008 was $2,544,340 represented as loans from shareholders of $1,640,340 and proceeds from the sale of our stock and proceeds from share subscription of $904,000.

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

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing. We have cash in the amount of $4,030 as of December 31, 2008, which is not enough to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business. At the present time we are currently raising additional money through a private placement, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
We plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

2.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2009.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

Effective October, 28, 2008, the Company appointed Standard Transfer & Trust Co., Inc. of 2980 S. Rainbow Blvd., Suite 220H, Las Vegas, NV  89146, Phone (702) 212-3493 as the Company’s new transfer agent and registrar of the securities of the Company, and cancelled the appointment of Island Stock Transfer as the Company’s transfer agent.

ITEM 6. EXHIBITS

(b)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February, 2009

NEXGEN PETROLEUM CORP. (Registrant)

By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, Secretary, Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Hsien Loong Wong	President, CEO,	February 20, 2009
Hsien Loong Wong	CFO, Secretary, Treasurer and Director

/s/ Edmund Leung	Director	February 20, 2009
Edmund Leung