Form 10-K
period 2009-03-31
Nexgen Petroleum Corp.
filed 2009-07-14
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________________ to ___________________

Commission File Number:    333-137460.

NEXGEN PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2410685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2820 W. Charleston Blvd., Suite 22	89102
Las Vegas, NV	(Zip Code)
(Address of principal executive offices)

866-446-1869
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  Common stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  41,913,000 shares X $1.25 = $52,391,250.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes    ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

56,413,000 shares of common stock as of July 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

ii

USE OF NAMES

In this annual report, the terms “Nexgen Petroleum”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Nexgen Petroleum Corp. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of exploration and development programs;
•	the operation of our business; and
•	general economic conditions in the United States.

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

iii

PART I

ITEM 1. BUSINESS

Year of Organization and Corporate History

Nexgen Petroleum Corp. was incorporated in the State of Nevada on April 17, 2006, under the name DGT Corp.  Our shares of common stock were quoted for trading on the Over-the-Counter Bulletin Board (the “OTCBB”) on December 22, 2006, under the symbol “DGTR”.  On September 20, 2007, our Company and its wholly owned subsidiary, Blackrock Petroleum Corp. merged and our name changed to Blackrock Petroleum Corp.  Our trading symbol on the OTCBB was changed to “BRPC”.  On May 21, 2008, we underwent another merger with our wholly owned subsidiary Nexgen Petroleum Corp.  At that time our name was changed to Nexgen Petroleum Corp. and our trading symbol on the OTCBB was changed to “NXPE” effective June 9, 2008.

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

Our Business

When Nexgen Petroleum operated as DGT Corp., we were in the business of providing professional digital photo editing services for photo studios.  However, we changed our business plan and have now focused our activities on the oil and gas industry as an exploration stage corporation.  We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or the straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants.  We do not intend to operate any properties.  We intend to focus our oil and gas activities in North America as well as other regions.

It is our intention that in the projects in which we hold interests, another party will typically act as the operator of the project.  With respect to the projects that we will participate in, we will provide the operator with timely funding for our proportionate share of costs as well as with technical input on how best to develop the property.  As a way to keep our overhead down, we will engage the services of consultants who have technical expertise to best represent the Company’s interests.

The Company currently has an interest in an oil and gas property in Morgan County, Tennessee.  Our principal capital expenditures to date have been $2,044,800 to acquire the interest in the oil and gas property in Morgan County, Tennessee.  We continue to work on identifying new properties for acquisition.

Our Property - Morgan Highpoint Property, Tennessee, USA

On March 10, 2008, the Company entered into a farmout and participation agreement (the “Farmout Agreement”), which is effective as of February 26, 2008, with Montello Resources (USA) Ltd. (“Montello USA”), a subsidiary of Montello Resources Ltd. (TSX-V: MEO), Park Place Energy Corp. (OTCBB: PRPL) (“PRPL”), an Alberta corporation, and Austin Developments Corp. (TSX-V: AUL) (“AUL”), an Alberta corporation, with respect to two test wells on the oil and gas lease dated December 22, 2007, between Southeast Ventures, Inc., as lessor, and Montello USA, as lessee, located in Morgan County, Tennessee.

Under the Farmout Agreement the participating interests are as follows: Montello USA, as operator, is paying 15% of all costs associated with the test wells to earn a 35% interest in the associated production spacing units; AUL is paying 20% of the costs to earn a 30% interest; PRPL is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of March 31, 2009, the Company has incurred $2,044,800 in capital expenditures on this property.  The Morgan Highpoint #3 and the Morgan Highpoint #4 test wells were drilled, completed, cased and shut in.  The Company earned its 30% interest in the associated production spacing units on these two wells on July 1, 2008.

The foregoing description of the Farmout Agreement does not purport to be complete and is qualified in its entirety by reference to the Farmout Agreement, which was attached as Exhibit 10.1 to the Form 8-K filed on March 17, 2008, which is incorporated herein by reference.

On or about April 11, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with Montello USA, PRPL, and AUL, dated effective April 11, 2008, whereby the parties agreed to amend the March 10, 2008, Farmout Agreement as follows: (i) Article 8 (Area of Mutual Interest) of the Farmout & Royalty Procedure attached as Schedule “C” to the Farmout Agreement shall apply; (ii) the Mutual Interest Lands shall comprise all PNG rights 50% or more of which are located within the boundaries of that area of lands located within Morgan County, State of Tennessee, USA as outlined on the map attached to the Letter Agreement; (iii) the Area of Mutual Interest shall be in effect until 11:50 pm on April 10, 2010; and (iv) the participating interests of the parties hereto in the Area of Mutual Interest during the term thereof shall be Montello USA – 35%, PRPL – 5%, AUL – 30% and the Company – 30%.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement, which was attached as Exhibit 10.2 to the Form 10-KSB filed on July 14, 2008, which is incorporated herein by reference.

In addition, on or about April 11, 2008, the Company entered into a farmout and participation agreement (the “Farmout Agreement #2”), which is effective as of April 11, 2008, with Montello USA, PRPL, and AUL with respect to one test well on the oil and gas lease dated March 25, 2008, between Robert and Kathy Lavender, as lessors, and Montello USA, as lessee, located in Morgan County, Tennessee.  Under the Farmout Agreement #2, the participating interests are as follows: Montello USA, as operator, is paying 15% of all costs associated with the test well to earn a 35% interest in the associated production spacing unit; AUL is paying 20% of the costs to earn a 30% interest; PRPL is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of March 31, 2009, the Company had incurred $132,000 in capital expenditures on this property for the Morgan Highpoint #5 test well, which was drilled, completed, cased and shut in.  The funds for this operation were from the excess funds remaining from the Morgan Highpoint #3 and #4 drilling operations.   The Company earned its 30% interest in the associated production spacing unit on the Morgan Highpoint #5 test well on July 1, 2008.

The foregoing description of the Farmout Agreement #2 does not purport to be complete and is qualified in its entirety by reference to the Farmout Agreement #2, which was attached as Exhibit 10.3 to the Form 10-KSB filed on July 14, 2008, which is incorporated herein by reference.

On or about August 26, 2008, the Company entered into an equalization and joint operating agreement (the “Equalization and JO Agreement”), dated July 7, 2008, with Montello USA, PRPL and AUL, with respect to interests in the joint lands and wells more particularly described in Schedule “A” to the Equalization and JO Agreement (collectively, the “Property”).  The Equalization and JO Agreement supersedes and replaces all previous agreements between the parties with respect to the Property and establishes the manner in which operations will be conducted on the Property.  The initial working interests of the parties in the Property are: (i) with respect to the Bowen Block (as defined in the Equalization and JO Agreement), PRPL 5%, Montello USA 55% and AUL 40%; and (ii) with respect to the balance of the leases on the Property, PRPL 5%, Montello USA 35%, AUL 30% and the Company 30%.  Among other terms and conditions, as between Montello USA and the Company, the Company will bear on Montello USA’s behalf $1,250,000 with respect to Montello USA’s working interest share of any joint expense incurred on the Property and when the Company has paid such amount, it shall have earned from Montello USA an undivided 15% working interest in the Bowen Block.  As among Montello USA, AUL and the Company, if warranted upon completion of certain anticipated operations on the Property, the Company shall commission (at its own expense) an engineering report to evaluate the 100% working interest in the proven and probable oil and gas assets in the Bowen Block (the “Evaluation”).  Among other terms and conditions, within 30 days of receipt of the Evaluation, the Company may acquire an undivided 5% working interest from Montello USA and an undivided 10% working interest from AUL in the Bowen Block for: (i) a pro rata percentage dollar amount as calculated from the Evaluation; and (ii) a pro rata percentage of the sum of $325,000.

The foregoing description of the Equalization and JO Agreement does not purport to be complete and is qualified in its entirety by reference to the Equalization and JO Agreement, which was attached as Exhibit 10.1 to the Form 10-Q filed on November 14, 2008, which is incorporated herein by reference.

As of March 31, 2009, the Company had incurred $185,000 in capital expenditures on the Bowen Block property.

On August 21, 2008, the Company and Montello USA entered into an amending agreement (the “Amending Agreement”) to the Equalization and JO Agreement which was amended as follows:

(i)
If the Company does not advise Montello USA in writing on or prior to September 1, 2008, that it intends to be bound by all of the provisions of clause 4 of the Equalization and JO Agreement, then all of the terms and conditions of said clause 4 shall thereafter not apply as between the parties; and

(ii)
Notwithstanding the foregoing, Montello USA may at any time at its sole, unfettered discretion unilaterally terminate the provisions of said clause 4 of the Equalization and JO Agreement as between the parties by so advising the Company in writing.  The sole exception to Montello USA’s exercising this unilateral right to terminate is if the Company had already paid the Carried Amount of $1,250,000 in total on behalf of Montello USA.

The foregoing description of the Amending Agreement does not purport to be complete and is qualified in its entirety by reference to the Amending Agreement, which was attached as Exhibit 10.2 to the Form 10-Q filed on November 14, 2008, which is incorporated herein by reference.

Competition

The Company operates in a highly competitive industry, competing with other oil and gas exploration companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world as well as the equipment, labor and materials required to operate such properties.  Most of the Company’s competitors have financial resources, employees and facilities substantially greater than the Company’s.  The principal area of competition is encountered in the financial ability for the Company to acquire acreage positions and drill wells to explore for oil and gas, then, if warranted install production equipment.  Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which the Company may lack technological information or expertise available to other bidders.  Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition.  No assurance can be given that the Company will be successful in its efforts to secure additional properties and or develop its existing oil and gas property.

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

Employees

As of March 31, 2009, we have no employees.  The Company relies on consultants to carry out its corporate activities.  Consultants are engaged to look out for the Company’s best interests in its non-operated oil and gas property.

Material Agreements

See “Our Property - Morgan Highpoint Property, Tennessee, USA” above for a description of the Farmout Agreement, the Letter Agreement, the Farmout Agreement #2, the Equalization and JO Agreement and the Amending Agreement.  Other than these agreements, the Company is not a party to any other material agreements.

Loan Obligations

On March 3, 2008, a shareholder loaned the Company $622,500 which is due on demand bearing no interest.  On July 22, 2008, the Company authorized the repayment of $40,000 of this loan to the shareholder.

On March 20, 2008, the same shareholder loaned the Company $800,000 which is due on demand bearing no interest.  As of the date of this annual report, the Company has not repaid any of this loan to the shareholder.

On March 25, 2008, another shareholder of the Company loaned the Company $225,000 which is due on demand bearing no interest.  On May 20, 2008, the Company authorized the repayment of $100,000 of this loan to the shareholder. On September 30, 2008, this same shareholder loaned the Company $134,293 which is due on demand bearing no interest.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

See “Item 1. Business - Our Property - Morgan Highpoint Property, Tennessee, USA” above for a description our property.

Reserves Reported to Other Agencies

We have filed no estimates of total, proved net oil or gas reserves with any other federal authority or agency.

Production

As of March 31, 2009, we do not own any producing properties.

Productive Wells and Acreage

The following table sets forth our leasehold interest in productive oil wells, as of March 31, 2009:
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

(3)	At March 31, 2009, the Company has a 30% interest in three wells that were cased and shut in, in Tennessee, USA.

The following table sets forth the amount of our net and gross productive wells and acreage(1) as of March 31, 2009:

AREA	GROSS(2)	NET(3)
Tennessee, USA	0	0
(1)	Consists of acres spaced or assignable to productive wells.
(2)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(3)
A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one.  The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of March 31, 2009:

AREA	UNDEVELOPED ACREAGE(1)
	GROSS	NET
Tennessee, USA	284	85
(1)
Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

The following table sets forth the results of our oil and gas drilling and acquisition activities as of March 31, 2009:

	EXPLORATORY WELLS				DEVELOPMENT WELLS
AREA	DRY	CASED		PRODUCTIVE	DRY	PRODUCTIVE
Tennessee, USA	0	3	(1)	0	0	0
(1)	No wells are presently on stream.

Present Activities

To the date of this annual report, we have a 30% working interest in three wells that were drilled in Morgan County, Tennessee.  All three of these wells have been cased and shut in as potential oil wells.  In addition, we have applied $185,000 in funds towards our funding requirement to earn a 15% working interest in the oil and gas properties set forth in the Equalization and JO Agreement, dated July 7, 2008, which includes two cased in wells know as the John Bowen #1 and #2 wells.

At this time, we intend to commence discussions with the other participants under the Equalization and JO Agreement in order to determine our future activities.

Delivery Commitments

Not applicable.

Office Properties

The Company maintains its business office at 2820 W. Charleston Blvd., Suite 22, Las Vegas, NV  89102.  In addition, our President supplies the Company with approximately 300 square feet of space free of charge located at 117A Owen Road, Singapore, 218923.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NXPE”.  The Company’s common stock previously traded under the symbol “BRPC” from September 20, 2007 until June 9, 2008, and “DGTR” from December 22, 2006, to September 20, 2007, without any trading or volume.

The following historical quotations obtained from online sources reflects the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:
Quarter Ended	High ($)	Low ($)
March 31, 2009	0.03	0.017
December 31, 2008	2.00	0.008
September 30, 2008	2.25	1.25
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A
December 31, 2007	N/A	N/A
September 30, 2007	N/A	N/A
June 30, 2007	N/A	N/A
March 31, 2007	N/A	N/A

As of March 31, 2009, the Company’s common stock closed at price of $0.02.

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

Holders

As of July 1, 2009, there are 56,413,000 shares of common stock issued and outstanding held by 51 shareholders of record.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future.  Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended March 31, 2009, the Company did have any compensation plans under equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities

On August 29, 2008 we issued 1,198,000 shares (each a “Share”) to 8 individuals due to the closing of our private placement at $0.50 per Share for total gross proceeds of $599,000.  We believe that the issuance is exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on August 29, 2008, we issued 215,000 shares (each a “Share”) to 14 individuals due to the closing of our private placement at $1.00 per Share for total gross proceeds of $215,000.  We believe that the issuance is exempt from registration under Regulation S promulgated under the Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

In relation to the closing of the Company’s private placement offering at $1.00 per Share entered into with the offshore investors, the Company paid a cash finder’s fee in the amount of $21,500 to an individual in Singapore.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

We are a development stage company, focusing on acquiring and exploring oil and gas properties primarily in North America.  We currently have interests in oil and gas properties located in Morgan County, Tennessee.  We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants.  We do not intend to operate any properties.  See “Item 1. Business – Our Business” for further details of our business and “Item 2. Properties” for details of our property interests.

Plan of Operations

We have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we are able to acquire oil and gas prospects, explore and develop such prospects and are able to produce oil and/or gas from our exploration and development.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of oil and/or gas.  Our only other source for cash at this time is investments by others in us.  We must raise cash to implement our plan and stay in business.  If we require additional money and are unable to raise it, we may have to suspend or cease operations.

We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants.  We do not intend to operate any properties at this time.  We intend to focus our oil and gas activities in North America as well as other regions.

On the Morgan Highpoint Project, we intend to commence discussions with the other participants under the Equalization and JO Agreement in order to determine our future activities and estimated costs associated with any future activities.

We do not intend to hire any employees at this time.

Net Loss

Our net loss for the year ended March 31, 2009 was $199,588, compared to $128,230 for the year ended March 31, 2008.  Cash used in operating activities in the year ended March 31, 2009 was $157,675, compared to $59,052 for the year ended March 31, 2008.  The increase in the net loss was mainly due to professional fees and interest expenses.

Revenues

We have not generated any revenues to date from our operations.

Anticipated Expenses over the Next Twelve Months

We anticipate that we will spend approximately $270,000 on our expenses in the next twelve months. Below is a table showing these expenses.

Expense Item	Estimated Annual Amount
Legal	75,000
Accounting	55,000
Travel Expenses	10,000
Web Design & Technical Consultant	5,000
Printing	5,000
Office Expenses	10,000
Filing Fees & Transfer Agent	10,000
Working Capital	100,000
TOTAL	270,000

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $3,626 and total assets of $2,233,811.  Our total current assets as of March 31, 2009 comprise of cash in the amount of $3,626.  Our total current liabilities as of March 31, 2009 were $1,654,064 represented by accounts payable and accrued liabilities and shareholders’ loans.  As a result, on March 31, 2009, we had a working capital deficiency of $1,650,438.

Operating activities used $309,664 in cash for the period from inception (April 17, 2006) to March 31, 2009.  Our net loss of $408,877 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to March 31, 2009, used $4,391 for the purchase of equipment and $2,229,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,232,503.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to March 31, 2009 was $2,545,793 represented as loans from shareholders of $1,781,793, repayment of shareholders loans of ($140,000) and proceeds from the sale of our stock of $904,000.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $3,626 as of March 31, 2009, which is not enough to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

We have negative working capital, have not yet received revenues from sales of products or services, and have recurring losses from operations.  Our continuation as a going concern is dependent upon us attaining and maintaining profitable operations and raising additional capital.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2009

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2009

Report of Independent Registered Public Accounting Firm	F - 1

Balance Sheets as of March 31, 2009 and 2008	F - 2

Statements of Operations for the Years Ended
March 31, 2009 and 2008 and for the Period from
April 17, 2006 (Inception) to March 31, 2009	F - 3

Statement of Stockholders’ Equity as of
March 31, 2009	F - 4

Statements of Cash Flows for the Years Ended
March 31, 2009 and 2008 and for the Period from
April 17, 2006 (Inception) to March 31, 2009	F - 5

Notes to Financial Statements	F - 6 – F – 11

 Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nexgen Petroleum Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Nexgen Petroleum Corp. (an exploration stage company formerly known as Blackrock Petroleum Corp.) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from April 17, 2006 (Inception) to March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexgen Petroleum Corp. as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and for period from April 17, 2006 (Inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
July 14, 2009

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2009 and 2008

	2009	2008

ASSETS

Current assets
Cash	$3,626	$8,008
Prepaid expenses	-	-
Total current assets	3,626	8,008

Oil and gas properties (successful efforts basis)	2,229,800	2,044,800

Property and equipment – Note 2	385	1,146

TOTAL ASSETS	$2,233,811	$2,053,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,271	$51,839
Shareholders’ loans – Note 4	1,641,793	0
Total current liabilities	1,654,064	51,839

Long-term debt
Shareholders’ loans – Note 4	0	1,647,500

TOTAL LIABILITIES	1,654,064	1,699,339

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 1,350,000,000 shares authorized, 56,413,000 (2008: 135,000,000) shares issued and outstanding	56,413	9,000
Additional paid in capital	932,211	84,904
Share subscriptions	-	470,000
Deficit accumulated during the exploration stage	(408,877)	(209,289)
Total stockholders’ equity	579,747	354,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,233,811	$2,053,954

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended March 31, 2009 and 2008
Period from April 17, 2006 (Inception) to March 31, 2009

	Year ended March 31, 2009	Year ended March 31, 2008	Period from April 17, 2006 (Inception) to March 31, 2009

REVENUES	$0	$0	$0

EXPENSES
Professional fees	109,390	119,850	276,959
Depreciation	761	764	1,994
Bank charges	390	649	1,585
Foreign exchange loss (gain)	175	(962)	177
Filing and registration	5,350	197	7,357
Product development	-	1,855	30,455
Office and miscellaneous	2,802	5,738	9,167
TOTAL EXPENSES	118,868	128,091	327,694

NET OPERATING LOSS	(118,868)	(128,091)	(327,694)

OTHER INCOME (EXPENSE)
Interest income	-	3,765	3,765
Interest expense	(80,720)	(3,904)	(84,624)
Loss on sale of equipment	-0-	-0-	(324)

NET LOSS	$(199,588)	$(128,230)	$(408,877)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0 .00)	$(0 .00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED, AS ADJUSTED FOR 15:1 STOCK SPLIT	55,832,315	135,000,000

See accompanying notes to financial statements.

 NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from April 17, 2006 (Inception) to March 31, 2009

	Common stock		Additional paid-in capital	Share subscriptions	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @ $.001 per share	135,000,000	$9,000	$81,000	$0	$-	$90,000

Net loss for the period	-	-	-	-	(81,059)	(81,059)

Balance, March 31, 2007	135,000,000	9,000	81,000	0	(81,059)	8,941

Proceeds of share subscription	-	-	-	470,000	-	470,000

Imputed interest on shareholder loan	-	-	3,904	-	-	3,904

Net loss for the period	-	-	-	-	(128,230)	(128,230)

Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615

Proceeds of share subscription	-	-	-	344,000	-	344,000

Voluntary surrender and cancellation of shares	(80,000,000)	-	-	-	-	-

Par value adjustment	-	46,000	(46,000)	-	-	0

Issuance of common stock for $1.00 per share	215,000	215	214,785	(215,000)	-	0

Issuance of common stock for $0.50 per share	1,198,000	1,198	597,802	(599,000)	-	0

Imputed interest on shareholder loan	-	-	80,720	-	-	80,720

Net loss for the period	-	-	-	-	(199,588)	(199,588)

Balance, March 31, 2009	56,413,000	$56,413	$932,211	$0	$(408,877)	$579,747

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years ended March 31, 2009 and 2008
Period from April 17, 2006 (Inception) to March 31, 2009

	Year ended March 31, 2009	Year ended March 31, 2008	Period from April 17, 2006 (Inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(199,588)	$(128,230)	$(408,877)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	761	764	1,994
Imputed interest	80,720	3,904	84,624
Loss on sale of property and equipment	0	0	324
Change in non-cash working capital items
Prepaid expenses	0	15,736	0
Accounts payable and accrued liabilities	(39,568)	48,774	12,271
CASH FLOWS USED IN OPERATING ACTIVITIES	(157,675)	(59,052)	(309,664)

CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	(185,000)	(2,044,800)	(2,229,800)
Proceeds on disposal of property and equipment	0	0	1,688
Purchase of property and equipment	0	0	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	(185,000)	(2,044,800)	(2,232,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	134,293	1,612,000	1,781,793
Repayments of loans from shareholders	(140,000)	0	(140,000)
Share subscription received	(470,000)	470,000	0
Proceeds from sales of common stock	814,000	0	904,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	338,293	2,082,000	2,545,793

NET INCREASE (DECREASE) IN CASH	(4,382)	(21,852)	3,626
Cash, beginning of period	8,008	29,860	0
Cash, end of period	$3,626	$8,008	$3,626

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

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

On March 10, 2008, Nexgen entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007.  Under the Farmout Agreement, Nexgen is paying 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units.  Nexgen earned its 30% interest in these two wells on July 1, 2008.

Please see Note 6 for more information on Nexgen’s commitments.

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

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATIONSTAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31:

	2009	2008
Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(1,906)	(1,145)
Property and equipment, net	$385	$1,146

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years.

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATIONSTAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 3 – INCOME TAXES

For the periods ended March 31, 2009, Nexgen has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $409,000 at March 31, 2009, and will expire beginning in the year 2026.

The deferred tax asset and the valuation allowance increased by $68,000 for the year ended March 31, 2009. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$139,000	$71,000
Valuation allowance	(139,000)	(71,000)
Net deferred tax asset	$-	$-

NOTE 4 – SHAREHOLDERS’ LOANS

During the year ended March 31, 2008, the Company received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000.  During the year ended March 31, 2009, the Company repaid $100,000 of the $225,000 loan received and $40,000 of the $622,500 loan.  In addition, during the year ended March 31, 2009 Nexgen received loans of $134,293 from a shareholder. All loans are non-interest bearing and are due on demand.  The loans, which were classified as long-term at March 31, 2008, are considered to be short-term at March 31, 2009 and the Company expects that it will need to pay these back within the next twelve months. Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

NOTE 5 – COMMON STOCK

At inception, Nexgen issued 9,000,000 shares of stock for $90,000 cash.

Effective September 20, 2007, Nexgen affected a fifteen (15) for one (1) forward stock split.

On September 18, 2007, Nexgen received stock subscription proceeds related to a private placement of 1,000,000 shares at $.50 per share. Subsequently, $455,000 of the subscription proceeds were returned. On February 20, 2008, Nexgen received stock subscriptions proceeds of $470,000 related to a private placement of shares at $ .50 per share. The shares for the stock subscriptions were issued on August 28, 2009.

During the year ended March 31, 2009 Nexgen received stock subscriptions proceeds of $129,000 related to a private placement of shares at $.50 per share and $215,000 related to a private placement of shares at $1.00 per share.

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – COMMITMENTS

The Company entered into an outsourcing agreement with Dolphin Industries Limited.  Under the terms of the agreement, the Company agreed to pay Dolphin Industries Limited the sum of $10,000 for carrying out the beta testing of the quality of their photo-editing services and testing of the internet bandwidth for file transmission.  Upon successful completion of the beta testing stage, the Company guaranteed Dolphin Industries Limited for a period of 90 days, the greater of $5,000 per month or a minimum of 3,300 images to be edited for each 30 day period at $1.50 per image. During the period ended March 31, 2008, Dolphin Industries Limited returned $14,145 of payments previously made and the agreement was cancelled.

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

In addition, on or about April 11, 2008, the Company entered into a Farmout and Participation Agreement (the “Farmout Agreement”), which is effective as of April 11, 2008, with Montello Resources (USA) Ltd., a subsidiary of Montello Resources Ltd., Park Place Energy Corp., an Alberta corporation, and Austin Developments Corp., an Alberta corporation, with respect to one test well on the oil and gas lease dated March 25, 2008 between Robert and Kathy Lavender, as lessors, and Montello Resources (USA) Ltd., as lessee, located in Morgan County, Tennessee.  Under the Farmout Agreement the participating interests are as follows: Montello Resources (USA) Ltd., as operator, is paying 15% of all costs associated with the test well to earn a 35% interest in the associated production spacing units; Austin Developments Corp. is paying 20% of the costs to earn a 30% interest; Park Place Energy Corp. is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of June 30, 2008, the Company has incurred $132,000 in capital expenditures on this property by participating in the drilling and completion of the Morgan Highpoint #5 test well, which has been drilled, completed, cased and shut in.

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – COMMITMENTS (continued)

On or about August 26, 2008, the Company entered into an equalization and joint operating agreement (the “Equalization and JO Agreement”), dated July 7, 2008, with Montello USA, PRPL and AUL, with respect to interests in the joint lands and wells more particularly described in Schedule “A” to the Equalization and JO Agreement (collectively, the “Property”).  The Equalization and JO Agreement supersedes and replaces all previous agreements between the parties with respect to the Property and establishes the manner in which operations will be conducted on the Property.  The initial working interests of the parties in the Property are: (i) with respect to the Bowen Block (as defined in the Equalization and JO Agreement), PRPL 5%, Montello USA 55% and AUL 40%; and (ii) with respect to the balance of the leases on the Property, PRPL 5%, Montello USA 35%, AUL 30% and the Company 30%.  Among other terms and conditions, as between Montello USA and the Company, the Company will bear on Montello USA’s behalf $1,250,000 with respect to Montello USA’s working interest share of any joint expense incurred on the Property and when the Company has paid such amount, it shall have earned from Montello USA an undivided 15% working interest in the Bowen Block.  As among Montello USA, AUL and the Company, if warranted upon completion of certain anticipated operations on the Property, the Company shall commission (at its own expense) an engineering report to evaluate the 100% working interest in the proven and probable oil and gas assets in the Bowen Block (the “Evaluation”).  Among other terms and conditions, within 30 days of receipt of the Evaluation, the Company may acquire an undivided 5% working interest from Montello USA and an undivided 10% working interest from AUL in the Bowen Block for: (i) a pro rata percentage dollar amount as calculated from the Evaluation; and (ii) a pro rata percentage of the sum of $325,000.

NOTE 7 – LIQUIDITY AND GOING CONCERN

The Company has negative working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NEXGEN PETROLEUM CORP.
(Formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 8 – SUBSEQUENT EVENTS

On June 19, 2009, Mr. Edmund Leung resigned as a director of the Company.

On June 23, 2009, the Board of Directors accepted Mr. Leung’s resignation and appointed Mr. R. Shane Starnes as a director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Maddox Ungar Silberstein, PLLC are our auditors.  During the Company's two most recent fiscal years, there were no disagreements with our auditors which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of our auditors would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Annual Report of Management on Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2009:

Name	Age	Positions and Offices Held
Hsien Loong Wong(1)	34	President, CEO, CFO, Secretary, Treasurer and director
R. Shane Starnes(2)	49	Director
Edmund Leung(3)	60	Former Director
Notes:
(1)	Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007.
(2)	Mr. R. Shane Starnes was appointed as a director of the Company June 23, 2009.
(3)	Mr. Edmund Leung was appointed as a director of the Company on October 12, 2007, and resigned as a director on June 19, 2009.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

Mr. Hsien Loong Wong (age 34) is our President, CEO, CFO, Secretary, Treasurer and a director of our Company.  Mr. Wong worked as an independent consultant to various public companies advising on matters pertaining to business in China and Singapore from 2004 to August 2007.  From January 2003 to December 2003, Mr. Wong worked for Froebel Academy, a provider of early childhood education training in Singapore.  Mr. Wong served as Senior Manager for Business Development of Froebel Academy whereby he oversaw the initial set up of the new Froebel Academy Campus in Singapore and helped build the Froebel Academy’s brand in Singapore and China.  From June 2001 to December 2002, Mr. Wong worked for Nxtech Wireless, an IT consultancy firm based in Vancouver, Canada.  During his term with Nxtech Wireless, Mr. Wong helped deploy Nxtech Wireless’ services in Singapore and rendered consultancy services for 5G Wireless, a California based Wireless Internet service provider.  Mr. Wong received his Bachelors or Arts (Honors in Communications) from Simon Fraser University in British Columbia, Canada in 2001.  Mr. Wong is not an officer or director of any other reporting issuer at this time.

Mr. R. Shane Starnes (age 49) is a director of our Company.  Mr. Starnes has over twenty-five years of professional experience in both corporate and small business environments.  From 2007 to present, Mr. Starnes has been an independent consultant where he has assisted with business development and corporate financings for public and private companies alike.  Form 2003 to 2007, Mr. Starnes was the VP of Corporate Finance for International Metals Group which provided various services, including investor/media relations and corporate finance services, to Pacific Northwest Capital Corp. (TSX: PFN), CanAlaska Ventures Ltd. (TSX: CVV), International Freegold Minerals Ltd. (TSX: ITF) and El Nino Ventures Ltd. (TSX-V: ELN).  Form 1998 to present, Mr. Starnes has been the President of Pacifica Resorts & Developments Ltd. whereby he secured riverfront property in Squamish, British Columbia and designed a 1700 unit multi use housing development which included townhomes, houses, hotels, indoor water park and tourist venues.  From 1994 to 1998, Mr. Starnes was the President of Capilano Aggregates Ltd. which developed a blast rock dumpsite and rock crushing business in North Vancouver, British Columbia.  Mr. Starnes graduated from Carson Graham Secondary School in 1977 and completed a one year marketing program at Langara College in Vancouver, British Columbia in 1979.

Mr. Edmund Leung (age 60) was a director of our Company from to October 12, 2007, until June 19, 2009.  Mr. Leung started his career as an auditor, and later a business consultant, at Peat Marwick Mitchell (now KPMG) in 1976.  After three years at KPMG, he left to become Chief Accountant of Quintana Exploration Canada Ltd., an oil & gas company in Calgary, Alberta, Canada, where eventually he assumed the position of Assistant Controller.  After 15 years with Quintana in the oil & gas industry, Mr. Leung was invited to join Winsmill Consultants (BC) Ltd., a consulting company in Vancouver, to become part owner and consultant.  Since 2003, Mr. Leung has consulted with Comfy Holdings Ltd., a wholesale vitamin and supplements company, working closely with the CEO and his assistant and later was appointed as CFO.  Mr. Leung obtained a Bachelor of Commerce (with Honors) from Queen's University in Kingston, Ontario in 1974 before enrolling in the MBA program at the University of British Columbia.  In 1981, Mr. Leung became a Certified Management Accountant (CMA) in Alberta and later in British Columbia.  In 2004, Mr. Leung joined the UK Chartered Institute of Management Accountants (ACMA-UK) and became an Associate Chartered Member.  Mr. Leung is not an officer or director of any other reporting issuer at this time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended March 31, 2009, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with, except for Mr. Hsien Loong Wong who failed to timely file his Form 4 within two days of April 18, 2008 relating to his voluntary surrender for cancellation of 80,000,000 shares of common stock.  Mr. Wong filed his Form 4 on May 9, 2008.

Code of Ethics

At the present time, the Company has not adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Audit Committee

We do not have a separately designated standing audit committee.  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We intend to appoint an audit committee in the future.

Nomination Committee

At the present time, the Company does not have a nomination committee.  The Company intends to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

•	the appropriate size of our Board of Directors;
•	our needs with respect to the particular talents and experience of our directors;
•
the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	experience in political affairs;
•	experience with accounting rules and practices; and
•	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Board are polled for suggestions as to individuals meeting the criteria described above.  The Board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

ITEM 11. EXECUTIVE COMPENSATION

In this item, “Named Executive Officer” means:

(i)	all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)
the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeds $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table
The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed March 31, 2009, and 2008:
Name and principal position	Year	Salary ($)		Bonus ($)		Stock awards ($)		Option awards ($)		Nonequity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)
Hsien Loong Wong(1)	2009	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
President, CEO, CFO, Treasurer, Secretary & Director	2008	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Zhu Hua Yin(2)	2009		-		-		-		-		-		-		-		-
Former President, CEO, CFO, Treasurer & Director	2008		Nil		Nil		Nil		Nil		Nil		Nil		Nil		Nil
Jurgen Ballmaier(3)	2009		-		-		-		-		-		-		-		-
Former President, CEO, Secretary & Director	2008		Nil		Nil		Nil		Nil		Nil		Nil		Nil		Nil

Notes:
(1)	Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007.
(2)
Mr. Zhu Hua Yin was appointed the President, CEO, CFO, Treasurer and a Director of the Company on August 10, 2007, and he resigned from the positions of President, CEO, CFO, Treasurer and Director of the Company on December 31, 2007.

(3)
Mr. Jurgen Ballmaier was appointed the President, CEO, Secretary and a Director of the Company on June 8, 2006,  and he resigned from the positions of President, CEO, Secretary and Director of the Company on August 10, 2007.

Narrative Disclosure to the Summary Compensation Table

We do not pay any compensation to our Named Executive Officers at this time.  However, we reserve the right to compensate our Named Executive Officers in the future with cash, stock, options, or some combination of the foregoing.

Outstanding Equity Awards at Fiscal Year-End

We do not have any equity compensation plans in effect.

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended March 31, 2009 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Hsien Loong Wong(1)	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.
Edmund Leung(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)	Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007.
(2)	Mr. Edmund Leung was appointed as a director of the Company on October 12, 2007, and resigned on June 19, 2009.

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time.  However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the foregoing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 1, 2009 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 56,413,000 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Hsien Loong Wong	President, CEO, CFO, Secretary, Treasurer and director	14,500,000 Direct	25.7%
R. Shane Starnes	Director	Nil	Nil %
Directors and Officers as a group (2 persons)		14,500,000	25.7%
Notes:
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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our last fiscal year, neither of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our Company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Director Independence

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “OTCBB”).  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently have one of our two directors that would qualify as independent directors under the definition in the AMEX Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended March 31, 2009, and 2008.

Financial Statements for Year Ended March 31	Audit Fees(1)	Audit Related Fees(2)		Tax Fees(3)		All Other Fees(4)
2009	$5,750	$	Nil	$	Nil	$	Nil
2008	$10,750	$	Nil	$	Nil	$	Nil
Notes:
(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal year.

(2)
The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

Audit Committee’s Pre-Approval Practice

Our Board of Directors pre-approves all audit services to be performed by our independent registered public auditor unless certain services to be provided meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation, as amended.
3.2(1)	Bylaws, as amended.
3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on September 7, 2007 and which is effective September 20, 2007
3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on September 7, 2007 and which is effective September 20, 2007.
3.5(3)	Articles of Merger filed with the Secretary of State of Nevada on May 21, 2008 and which was effective June 5, 2008
10.1(4)
Farmout and Participation Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of February 26, 2008 and an execution date of March 10, 2008.

10.2(5)	Letter Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.
10.3(5)	Farmout and Participation Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.

Exhibit No.	Description of Exhibit
10.4(6)	Equalization and Joint Operating Agreement between the Company, Montello Resources (USA) Ltd., Park Place Energy Corp. and Austin Developments Corp., entered into on August 26, 2008.
10.5(6)	Amending Agreement to the Equalization and Joint Operating Agreement between the Company and Montello Resources (USA) Ltd., entered into on August 21, 2008
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350
Notes:
(1)	Previously filed on Form SB-2 with the SEC via EDGAR on September 19, 2006, and incorporated herein by reference.
(2)	Previously filed on Form 8-K with the SEC via EDGAR on September 21, 2007, and incorporated herein by reference.
(3)	Previously filed on Form 8-K with the SEC via EDGAR on June 9, 2008, and incorporated herein by reference.
(4)	Previously filed on Form 8-K with the SEC via EDGAR on March 17, 2008, and incorporated herein by reference.
(5)	Previously filed on Form 10-KSB with the SEC via EDGAR on July 14, 2008, and incorporated herein by reference.
(6)	Previously filed on Form 10-Q with the SEC via EDGAR on November 14, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of July, 2009.

NEXGEN PETROLEUM CORP. (Registrant)
By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Hsien Loong Wong	President, CEO, CFO, Secretary,	July 14, 2009
Hsien Loong Wong	Treasurer & Director

/s/ Shane Starnes	Director	July 14, 2009
R. Shane Starnes

EXHIBIT INDEX

Exhibit #		Page#

31.1	Certificate pursuant to Rule 13a-14(a).	25

31.2	Certificate pursuant to Rule 13a-14(a).	27

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	29

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	30