Form 10-Q
period 2009-06-30
Nexgen Petroleum Corp.
filed 2009-08-19
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to                                               to

Commission File Number :            333-137460.

NEXGEN PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-24106855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2808 Cowan Circle Las Vegas, NV (Address of principal executive offices)	89102 (Zip Code)

866-446-1869
(Registrant’s telephone number, including area code)

2820 W. Charleston Blvd., Suite 22
Las Vegas, NV  89102
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
☒ Yes               ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes            ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes            ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  56,413,000 shares of common stock with a par value of $0.001 as of August 1, 2009.

USE OF NAMES

In this annual report, the terms “Nexgen Petroleum”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Nexgen Petroleum Corp. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of exploration and development programs;
•	the operation of our business; and
•	general economic conditions in the United States.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2009 (unaudited) and March 31, 2009 (audited);
F-2	Statements of Operations for the three months ended June 30, 2009 and 2008 and period from April 17, 2006 (inception) to June 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from April 17, 2006 (inception) to June 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended June 30, 2009 and 2008 and period from April 17, 2006 (inception) to June 30, 2009(unaudited); and
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009, are not necessarily indicative of the results that can be expected for the full year.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2009 and March 31, 2009

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$11,250	$3,626
Prepaid expenses	-	-
Total current assets	11,250	3,626

Oil and gas properties ( successful efforts basis)	2,229,800	2,229,800

Property and equipment – Note 3	195	385

TOTAL ASSETS	$2,241,245	$2,233,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$12,131	$12,271
Shareholders’ loans – Note 5	1,650,793	1,641,793

TOTAL LIABILITIES	1,662,924	1,654,064

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 1,350,000,000 shares authorized, 56,413,000 ( March 31, 2009 – 56,413,000) shares issued and outstanding	10,413	10,413
Additional paid in capital	998,733	978,211
Deficit accumulated during the exploration stage	(430,825)	(408,877)
Total stockholders’ equity	578,321	579,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,241,245	$2,233,811

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three months ended June 30, 2009 and 2008
Period from April 17, 2006 (Inception) to June 30, 2009
(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Period from April 17, 2006 (Inception) to June 30, 2009

Revenues	$0-	$0-	$0-

General and administrative expenses:
Professional fees	469	44,933	277,428
Depreciation	190	190	2,184
Bank charges	99	227	1,684
Foreign exchange loss (gain)	-0-	-0-	177
Filing and registration	-0-	3,442	7,357
Product development	-0-	-0-	30,455
Office and miscellaneous	668	1,749	9,835
Total general and administrative	1,426	50,541	329,120

Net loss before other expense	(1,426)	(50,541)	(329,120)

Other income (expense)
Interest income	-0-	-0-	3,765
Interest expense	(20,522)	(19,760)	(105,146)
Loss on sale of equipment	-0-	-0-	(324)
Total other income (expense)	(20,522)	(19,760)	(101,705)

Net loss	$(21,948)	$(70,301)	$(430,825)

Net loss per share:
Basic and diluted	$(0 .00)	$(0 .01)	$0.00

Weighted average shares outstanding:
Basic and diluted, as adjusted for 15:1 stock split	56,413,000	55,000,000

See accompanying notes to financial statements.

 NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum  Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from April 17, 2006 (Inception) to June 30, 2009
(Unaudited)

	Common stock		Additional paid-in capital	Share subscriptions	Deficit Accumulated during the development stage	Total
	Shares	Amount

Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615

Proceeds of share subscription				344,000		344,000
Voluntary surrender and cancellation of shares	(80,000,00)
Issuance of common stock for $ 1 per share	215,000	215	214,785	(215,000)
Issuance of common stock for $ .50 per share	1,198,000	1,198	597,802	(599,000)
Imputed interest on shareholder loan			80,720			80,720
Net loss for the period	-	-	-	-	(199,588)	(199,588)
Balance, March 31, 2009	56,413,000	10,413	978,211	-0-	(408,877)	579,747
Imputed interest on shareholder loan			20,522			20,522
Net loss for the period	-	-	-	-	(21,948)	(21,948)
Balance, June 30, 2009	56,413,000	$10,413	$998,733	$-0-	$(430,825)	$578,321

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three months ended June 30, 2009 and 2007
Period from April 17, 2006 (Inception) to June 30, 2009
(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2009	Period from April 17, 2006 (Inception) to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,948)	$(70,301)	$(430,825)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	190	190	2,184
Imputed interest	20,522	19,760	105,146
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
Accounts payable and accrued liabilities	(140)	(14,668)	12,131
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,376)	(65,019)	(311,040)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	-0-	-0-	(2,229,800)
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	-0-	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	(2,232,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	9,000	(100,000)	1,650,793
Share subscription received	-0-	344,000	470,000
Proceeds from sales of common stock	-0-	-0-	434,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,000	244,000	2,554,793

NET INCREASE (DECREASE) IN CASH	7,624	178,981	11,250
Cash, beginning of period	3,626	8,008	-0-
Cash, end of period	$11,250	$186,989	$11,250

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

 NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nexgen Petroleum Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

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
June 30, 2009

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
June 30, 2009

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	June	March
	30, 2009	31, 2009

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(2,096)	(1,906)
	$195	$385

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 4 – INCOME TAXES

For the period ended June 30, 2009, Nexgen has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $430,000 at June 30, 2009 and will expire beginning in the year 2026.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2009	June 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$146,000	$95,000
Valuation allowance	(146,000)	(95,000)
Net deferred tax asset	$-	$-

NOTE 5 – SHAREHOLDERS’ LOANS

During the year ended March 31, 2008, the Company received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000.  During the year ended March 31, 2009, the Company repaid $100,000 of the $225,000 loan received and $40,000 of the $622,500 loan.  In addition, during the year ended March 31, 2009 Nexgen received loans of $134,293 from a shareholder. All loans are non-interest bearing and are due on demand.  The loans are considered to be short-term at June 30, 2009 and the Company expects that it will need to pay these back within the next twelve months. Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

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

During the period ended March 31, 2009, Nexgen received stock subscriptions proceeds of $129,000 related to a private placement of shares at $.50 per share and $215,000 related to a private placement of shares at $1.00 per share.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

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
June 30, 2009

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

On August 21, 2008, the Company and Montello USA entered into an amending agreement (the “Amending Agreement”) to the Equalization and JO Agreement which was amended as follows:

(i)
If the Company does not advise Montello USA in writing on or prior to September 1, 2008, that it intends to be bound by all of the provisions of clause 4 of the Equalization and JO Agreement, then all of the terms and conditions of said clause 4 shall thereafter not apply as between the parties; and

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 7– COMMITMENTS (continued)

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

Overview

We are a development stage company that focuses on acquiring and exploring oil and gas properties primarily in North America.  The Company currently has interests in oil and gas properties in the Morgan Highpoint Project in Tennessee.  We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants.  We do not intend to operate any properties.

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

Under the Farmout Agreement the participating interests are as follows: Montello USA, as operator, is paying 15% of all costs associated with the test wells to earn a 35% interest in the associated production spacing units; AUL is paying 20% of the costs to earn a 30% interest; PRPL is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of June 30, 2009, the Company has incurred $2,044,800 in capital expenditures on this property.  The Morgan Highpoint #3 and the Morgan Highpoint #4 test wells were drilled, completed, cased and shut in.  The Company earned its 30% interest in the associated production spacing units on these two wells on July 1, 2008.

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

In addition, on or about April 11, 2008, the Company entered into a farmout and participation agreement (the “Farmout Agreement #2”), which is effective as of April 11, 2008, with Montello USA, PRPL, and AUL with respect to one test well on the oil and gas lease dated March 25, 2008, between Robert and Kathy Lavender, as lessors, and Montello USA, as lessee, located in Morgan County, Tennessee.  Under the Farmout Agreement #2, the participating interests are as follows: Montello USA, as operator, is paying 15% of all costs associated with the test well to earn a 35% interest in the associated production spacing unit; AUL is paying 20% of the costs to earn a 30% interest; PRPL is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of June 30, 2009, the Company had incurred $132,000 in capital expenditures on this property for the Morgan Highpoint #5 test well, which was drilled, completed, cased and shut in.  The funds for this operation were from the excess funds remaining from the Morgan Highpoint #3 and #4 drilling operations.   The Company earned its 30% interest in the associated production spacing unit on the Morgan Highpoint #5 test well on July 1, 2008.

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

As of June 30, 2009, the Company had incurred $185,000 in capital expenditures on the Bowen Block property.

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

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $11,250 and total assets of $2,241,245 compared to total current assets of $186,989 and total assets of $2,232,745 as of June 30, 2008.  Our total current assets as of June 30, 2009 comprise of cash in the amount of $11,250 compared to cash in the amount of $$186,989 as of June 30, 2008.  Our total current liabilities as of June 30, 2009 were $1,662,924 represented by accounts payable and accrued liabilities of $12,131 and shareholders’ loans of $1,650,793 compared to total current liabilities of $37,171 represented by accounts payable and accrued liabilities as of June 30, 2008.  As a result, on June 30, 2009, we had a working capital deficiency of $1,651,674 compared to a working capital surplus of $149,818 on June 30, 2008, which change was mainly a result of the change of the shareholders’ loans from long term to short term.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $11,250 as of June 30, 2009, which is not enough to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operations

Operating activities used $311,040 in cash for the period from inception (April 17, 2006) to June 30, 2009.  Our net loss of $430,825 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to June 30, 2009, used $4,391 for the purchase of equipment and $2,229,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,232,503.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to June 30, 2009 was $2,554,793 represented as loans from shareholders of $1,650,793 and proceeds from the sale of our stock and proceeds from share subscriptions of $904,000.

Net Loss.  Our net loss from April 17, 2006 (inception) to June 30, 2009 is $430,825.  Our net loss for the three month period ended June 30, 2009 is $21,948.  The principal components of our losses for the three month period ended June 30, 2009, included legal and professional expenses of $469 compared to $44,933 for the three months ended June 30, 2008, depreciation expenses of $190 which was the same for the three months ended June 30, 2008, bank charges of $99 compared to $227 for the three months ended June 30, 2008, filing and registration expenses of $Nil compared to $3,442 for the three months ended June 30, 2008 and office and miscellaneous expenses of $668 compared to $1,749 for the three months ended June 30, 2008.  This condition raises substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses.  As of June 30, 2009, we had a net operating loss carry forward of approximately $430,000 which will expire beginning in the year 2026.

Revenues.  We have not generated any revenues to date from our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXGEN PETROLEUM CORP. (Registrant)

Date: August 19, 2009	By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)