Form 10-Q
period 2009-09-30
Nexgen Petroleum Corp.
filed 2009-11-23
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.
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

N/A
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
☐ Yes               ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  56,413,000 shares of common stock with a par value of $0.001 as of November 12, 2009.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009 (audited);
F-2	Statements of Operations for the three and six months ended September 30, 2009 and 2008 and period from April 17, 2006 (inception) to September 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity for period from April 17, 2006 (inception) to September 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the three and six months ended September 30, 2009 and 2008 and period from April 17, 2006 (inception) to September 30, 2009(unaudited); and
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the full year.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at September 30, 2009 and March 31, 2009

	September 30, 2009	March 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$9,278	$3,626
Prepaid expenses	-	-
Total current assets	9,278	3,626

Oil and gas properties ( successful efforts basis)	2,229,800	2,229,800

Property and equipment – Note 3	5	385

TOTAL ASSETS	$2,239,083	$2,233,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$13,631	$12,271
Shareholders’ loans – Note 5	1,650,793	1,641,793

Total current liabilities	1,664,424	1,654,064

TOTAL LIABILITIES	1,664,424	1,654,064

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 1,350,000,000 shares authorized, 56,413,000 ( March 31, 2009 – 56,413,000) shares issued and outstanding	10,413	10,413
Additional paid in capital	1,019,368	978,211
Deficit accumulated during the exploration stage	(455,122)	(408,877)
Total stockholders’ equity	574,659	579,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,239,083	$2,233,811

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS (Unaudited)
Three Months and Six Months ended September 30, 2009
Period from April 17, 2006 (Inception) to September 30, 2009

	Three months ended September 30, 2009	Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30, 2008	Period from April 17, 2006 (Inception) to September 30, 2009

Revenues	$0-	$0-	$0-	$0-	$0-

General and administrative expenses:
Professional fees	2,134	45,032	2,603	89,965	279,562
Amortization	190	190	380	380	2,374
Bank charges and interest	45	54	144	281	1,729
Foreign exchange loss (gain)	-0-	114	-0-	114	177
Filing and registration	1,293	2,967	1,293	6,409	8,650
Product development	-0-	-0-	-0-	-0-	30,455
Office and miscellaneous	-0-	-0-	668	1,749	9,835
Total general and administrative	3,662	48,357	5,088	98,898	332,782

Net loss before other expense	(3,662)	(48,357)	(5,088)	(98,898)	(332,782)

Other expense
Interest income	-0-	-0-	-0-	-0-	3,765
Interest expense	(20,635)	(19,951)	(41,157)	(39,711)	(125,781)
Loss on sale of equipment	-0-	-0-	-0-	-0-	(324)
Total other income (expense)	(20,635)	(19,951)	(41,157)	(39,711)	(122,340)

Net loss	$(24,297)	$(68,309)	$(46,245)	$(138,609)	$(455,122)

Net loss per share:
Basic and diluted	$0 .00	$0 .00	$0 .00	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted ( adjusted for 15:1 forward stock split)	56,413,000	56,413,000	56,413,000	55,706,500

See accompanying notes to financial statements.

 NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
Period from April 17, 2006 (Inception) to September 30, 2009

	Common stock		Additional paid-in capital	Share subscriptions	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615
Proceeds of share subscription				344,000		344,000
Imputed interest on shareholder loan			80,720			80,720
Voluntary surrender and cancellation of shares	(80,000,000)
Issuance of common stock for $1 per share	215,000	215	214,785	(215,000)		-0-
Issuance of common stock for $.50 per share	1,198,000	1,198	597,802	(599,000)		-0-
Net loss for the period	-	-	-	-	(199,588)	(199,588)
Balance, March 31, 2009	56,413,000	10,413	978,211	-0-	(408,877)	579,747
Imputed interest on shareholder loan			41,157			41,157
Net loss for the period	-	-	-	-	(46,245)	(46,245)
Balance, September 30, 2009	56,413,000	$10,413	$1,019,368	$-0-	$(455,122)	$574,659

See accompanying notes to financial statements.

 NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended September 30, 2009 and 2008
Period from April 17, 2006 (Inception) to September 30, 2009

	Six months ended September 30, 2009	Six months ended September 30, 2008	Period from April 17, 2006 (Inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,245)	$(138,609)	$(455,122)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	380	380	2,374
Imputed interest	41,157	39,711	125,781
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0-
Accounts payable and accrued liabilities	1,360	(42,185)	13,631
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,348)	(140,703)	(313,012)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	-0-	(200,000)	(2,229,800)
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	-0-	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	(200,000)	(2,232,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	9,000	(7,160)	1,650,793
Share subscription received	-0-	344,000	470,000
Proceeds from sales of common stock	-0-	-0-	434,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,000	336,840	2,554,793

NET INCREASE (DECREASE) IN CASH	5,652	(3,863)	9,278
Cash, beginning of period	3,626	8,008	-0-
Cash, end of period	$9,278	$4,145	$9,278

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nexgen Petroleum Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to not be misleading, and for a fair presentation of financial position and the results of operations for the interim periods, presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

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
September 30, 2009

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
September 30, 2009

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September	March
	30, 2009	31, 2009

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(2,286)	(1,906)
	$5	$385

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 4 – INCOME TAXES

For the period ended September 30, 2009, Nexgen has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $455,000 at September 30, 2009 and will expire beginning in the year 2026.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2009	September 30,2008
Deferred tax asset attributable to:
Net operating loss carryover	$155,000	$138,500
Valuation allowance	(155,000)	(138,500)
Net deferred tax asset	$-	$-

NOTE 5 – SHAREHOLDERS’ LOANS

During the year ended March 31, 2008, the Company received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000.  During the year ended March 31, 2009, the Company repaid $100,000 of the $225,000 loan received and $40,000 of the $622,500 loan.  In addition, during the year ended March 31, 2009 Nexgen received loans of $134,293 from a shareholder. All loans are non-interest bearing and are due on demand.  The loans are considered to be short-term at September 30, 2009 and the Company expects that it will need to pay these back within the next twelve months. Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital..

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
September 30, 2009

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
September 30, 2009

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
September 30, 2009

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 20, 2009 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Overview

We are a development stage company, focuses on acquiring and exploring oil and gas properties primarily in North America. The Company currently has interests in oil and gas properties in the Morgan Highpoint Project in Tennessee. We intend to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We do not intend to operate any properties.

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

Our Property - Morgan Highpoint Property, Tennessee, USA

On March 10, 2008, the Company entered into a farmout and participation agreement (the “Farmout Agreement”), which is effective as of February 26, 2008, with Montello Resources (USA) Ltd. (“Montello USA”), a subsidiary of Montello Resources Ltd. (TSX-V: MEO) (“MEO”), Park Place Energy Corp. (OTCBB: PRPL) (“PRPL”), an Alberta corporation, and Austin Developments Corp. (TSX-V: AUL) (“AUL”), an Alberta corporation, with respect to two test wells on the oil and gas lease dated December 22, 2007, between Southeast Ventures, Inc., as lessor, and Montello USA, as lessee, located in Morgan County, Tennessee.

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

On or about April 11, 2008, the Company entered into a letter agreement (the “Letter Agreement #1”) with Montello USA, PRPL, and AUL, dated effective April 11, 2008, whereby the parties agreed to amend the March 10, 2008, Farmout Agreement as follows: (i) Article 8 (Area of Mutual Interest) of the Farmout & Royalty Procedure attached as Schedule “C” to the Farmout Agreement shall apply; (ii) the Mutual Interest Lands shall comprise all PNG rights 50% or more of which are located within the boundaries of that area of lands located within Morgan County, State of Tennessee, USA as outlined on the map attached to the Letter Agreement #1; (iii) the Area of Mutual Interest shall be in effect until 11:50 pm on April 10, 2010; and (iv) the participating interests of the parties hereto in the Area of Mutual Interest during the term thereof shall be Montello USA – 35%, PRPL – 5%, AUL – 30% and the Company – 30%.

The foregoing description of the Letter Agreement #1 does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement #1, which was attached as Exhibit 10.2 to the Form 10-KSB filed on July 14, 2008, which is incorporated herein by reference.

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

As of September 30, 2009, the Company had incurred $185,000 in capital expenditures on the Bowen Block property.

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

On August 31, 2009, the Company entered into a letter agreement dated August 25, 2009 (the “Letter Agreement #2”), with MEO, which is to be effective as of April 1, 2009.  The Letter Agreement #2 evidences the parties’ mutual agreement with respect to a 7.5% undivided interest to be granted to the Company by MEO pursuant to the terms of the Equalization and JO Agreement entered into among the Company, Montello USA (a wholly owned subsidiary of MEO), PRPL and AUL on August 26, 2008, and dated July 7, 2008.

Pursuant to the terms of the Equalization and JO Agreement, the Company was entitled to earn a 15% undivided interest in and to leases C through G set out in Schedule “A” to the Equalization and JO Agreement  (the “Leases”) upon incurring an aggregate of $1,250,000 in Carried Amounts (as this term is defined in the Equalization and JO Agreement ).  As at April 1, 2009, the Company had incurred an aggregate of $461,000 of the Carried Amount and had transferred an additional $200,000 to MEO’s current AFE project from the monies set aside by the Company for MEO’s Petrojet AFE project (collectively, the “Payments”).

Pursuant to the Letter Agreement #2, MEO has agreed that, in consideration for the Payments, the Company has earned an undivided 7.5% interest in and to the Leases.  The Company has agreed to relinquish 0.5% of its 7.5% undivided interest to the Leases in exchange for MEO depositing to the Company’s account an aggregate of $15,000 and MEO has agreed to take all action necessary to deliver to the Company recordable transfers of its 7.0% undivided interest to the Leases.

In addition to the foregoing, pursuant to the Letter Agreement #2, MEO has agreed to provide the Company with an option to earn a further 7.5% undivided interest in and to the Leases by paying to MEO an additional $400,000 on or before September 30, 2009.  All partial payments of the $400,000 made by Company by or before September 30, 2009, shall entitle the Company to a pro-rated interest of the additional 7.5% undivided interest in and to the Leases.  However, as at September 30, 2009, the Company failed to provide any additional funds to MEO, and therefore, the Company’s option to earn a further 7.5% has expired.

The foregoing description of the Letter Agreement #2 does not purport to be complete and is qualified in their entirety by reference to the Letter Agreement #2, which was attached as Exhibit 10.1 to the Form 8-K filed on September 11, 2009, which is incorporated herein by reference.

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

We do not intend to hire any employees at this time.

Anticipated Expenses over the Next Twelve Months
We anticipate that we will spend approximately $210,000 on our expenses in the next twelve months. Below is a table showing these expenses.

Expense Item	Estimated Annual Amount
Legal	50,000
Accounting	25,000
Travel Expenses	10,000
Web Design & Technical Consultant	2,500
Printing	2,500
Office Expenses	10,000
Filing Fees & Transfer Agent	10,000
Working Capital	100,000
TOTAL	210,000

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $9,278 and total assets of $2,239,083 compared to total current assets of $3,626 and total assets of $2,233,811 as of March 31, 2009.  Our total current assets as of September 30, 2009 comprise of cash in the amount of $9,278 compared to cash in the amount of $3,626 as of of March 31, 2009.  Our total current liabilities as of September 30, 2009 were $1,664,424 represented by accounts payable and accrued liabilities of $13,631 and shareholders’ loans of $1,650,793 compared to total current liabilities of $1,654,064 represented by accounts payable and accrued liabilities and shareholder loans of $1,641,793 as of March 31, 2009.  As a result, on September 30, 2009, we had a working capital deficiency of $1,655,146 compared to a working capital deficiency of $1,650,438 on March 31, 2009.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $9,278 as of September 30, 2009, which is not enough to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operations

Operating activities used $313,012 in cash for the period from inception (April 17, 2006) to September 30, 2009.  Our net loss of $455,122 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to September 30, 2009, used $4,391 for the purchase of equipment and $2,229,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,232,503.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to September 30, 2009 was $2,554,793 represented as loans from shareholders of $1,650,793 and proceeds from the sale of our stock and proceeds from share subscriptions of $904,000.

Three Month Period Ended September 30, 2009

Revenues:  We did not generate any revenues during the three month period ended September 30, 2009.

Professional fees:  Professional fees were $2,134 and $45,032 for the three months ended September 30, 2009 and 2008, respectively.  This decrease was due to decreased activity in the Company during the three months ended September 30, 2009.

Amortization:  Amortization expenses were $190 and $190 for the three months ended September 30, 2009 and 2008, respectively.

Bank charges: Bank charges and interest expenses were $45 and $54 for the three months ended September 30, 2009 and 2008, respectively.

Foreign exchange loss:  Foreign exchange loss was $nil and $114 for the three months ended September 30, 2009 and 2008, respectively.

Filing and registration:  Filing and registration expenses were $1,293 and $2,967 for the three months ended September 30, 2009 and 2008, respectively.

Interest expense:  Interest expenses were $20,635 and $19,951 for the three months ended September 30, 2009 and 2008, respectively.

Net Loss:  Net loss was $24,297 and $68,309 for the three months ended September 30, 2009 and 2008, respectively.  This decrease in net loss of $44,012 resulted primarily from a decrease in professional expenses and filing and registration expenses during the three months ended September 30, 2009.

Six Month Period Ended September 30, 2009

Revenues:  We did not generate any revenues during the six month period ended September 30, 2009.

Professional fees:  Professional fees were $2,603 and $89,965 for the six months ended September 30, 2009 and 2008, respectively.  This decrease was due to decreased activity in the Company during the six months ended September 30, 2009.

Amortization:  Amortization expenses were $380 and $380 for the six months ended September 30, 2009 and 2008, respectively.

Bank charges: Bank charges and interest expenses were $144 and $281 for the six months ended September 30, 2009 and 2008, respectively.

Foreign exchange loss:  Foreign exchange loss was $nil and $114 for the six months ended September 30, 2009 and 2008, respectively.

Filing and registration:  Filing and registration expenses were $1,293 and $6,409 for the six months ended September 30, 2009 and 2008, respectively.

Office and miscellaneous:  Office and miscellaneous expenses were $688 and $1,749 for the six months ended September 30, 2009 and 2008, respectively.

Interest expense:  Interest expenses were $41,157 and $39,711 for the six months ended September 30, 2009 and 2008, respectively.

Net Loss:  Net loss was $46,245 and $138,609 for the six months ended September 30, 2009 and 2008, respectively.  This decrease in net loss of $92,364 resulted primarily from a decrease in professional expenses, filing and registration expenses and office and miscellaneous expenses during the six months ended September 30, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2009.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

NEXGEN PETROLEUM CORP. (Registrant)
Date: November 19, 2009	By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)