Form 10-Q
period 2009-12-31
Nexgen Petroleum Corp.
filed 2010-02-22
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

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
☐ Yes          ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  56,413,000 shares of common stock with a par value of $0.001 as of February 15, 2010.

USE OF NAMES

In this annual report, the terms “Nexgen Petroleum,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Nexgen Petroleum Corp. and its subsidiaries, if any.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2009 (unaudited) and March 31, 2009 (audited);
F-2	Statements of Operations for the three and nine months ended December 31, 2009 and 2008 and period from April 17, 2006 (inception) to December 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity for period from April 17, 2006 (inception) to December 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the three and nine months ended December 31, 2009 and 2008 and period from April 17, 2006 (inception) to December 31, 2009(unaudited); and
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2009, are not necessarily indicative of the results that can be expected for the full year.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As at December 31, 2009 and March 31, 2009

	December 31, 2009	March 31, 2009
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$8,096	$3,626
Prepaid expenses	-	-
Total current assets	8,096	3,626

Oil and gas properties (successful efforts basis)	2,229,800	2,229,800

Property and equipment – Note 3	-	385

TOTAL ASSETS	$2,237,896	$2,233,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$74,408	$12,271
Shareholders’ loans – Note 5	1,650,793	1,641,793

Total current liabilities	1,725,201	1,654,064

TOTAL LIABILITIES	1,725,201	1,654,064

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 1,350,000,000 shares authorized, 56,413,000 ( March 31, 2009 – 56,413,000) shares issued and outstanding	10,413	10,413
Additional paid in capital	1,040,173	978,211
Deficit accumulated during the exploration stage	(537,891)	(408,877)
Total stockholders’ equity	512,695	579,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,237,896	$2,233,811

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
Three Months and Nine Months ended December 31, 2009
Period from April 17, 2006 (Inception) to December 31, 2009

	Three months ended December 31, 2009	Three months ended December 31, 2008	Nine months ended December 31, 2009	Nine months ended December 31, 2008	Period from April 17, 2006 (Inception) to December 31, 2009

Revenues	$0-	$0-	$0-	$0-	$0-

General and administrative expenses:
Professional fees	59,715	681	62,318	90,646	339,277
Amortization	5	191	385	571	2,379
Bank charges and interest	52	54	196	335	1,781
Foreign exchange loss (gain)	(85)	61	(85)	175	92
Filing and registration	2,277	1,053	3,570	7,462	10,927
Product development	-	-0-	-0-	-0-	30,455
Office and miscellaneous	-	-0-	668	1,749	9,835
Total general and administrative	61,964	1,980	67,052	100,938	394,746

Net loss before other expense	(61,964)	(1,980)	(67,052)	(100,938)	(394,746)

Other expense
Interest income	-	-0-	-0-	-0-	3,765
Interest expense	(20,805)	(20,504)	(61,962)	(60,215)	(146,586)
Loss on sale of equipment	-	-0-	-0-	-0-	(324)
Total other income (expense)	(20,805)	(20,504)	(61,962)	(60,215)	(143,145)

Net loss	$(82,769)	$22,484)	$(129,014)	$(161,153)	$(537,891)

Net loss per share:
Basic and diluted	$0 .00	$0 .00	$0 .00	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted ( adjusted for 15:1 forward stock split)	56,413,000	56,413,000	56,413,000	55,942,500

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
Period from April 17, 2006 (Inception) to December 31, 2009

	Common stock		Additional paid-in capital	Share subscriptions	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000

Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904

Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615

Proceeds of share subscription				344,000		344,000

Imputed interest on shareholder loan			80,720			80,720
Voluntary surrender and cancellation of shares	(80,000,000)
Issuance of common stock for $1 per share	215,000	215	214,785	(215,000)		-0-
Issuance of common stock for $.50 per share	1,198,000	1,198	597,802	(599,000)		-0-

Net loss for the period	-	-	-	-	(199,588)	(199,588)
Balance, March 31, 2009	56,413,000	10,413	978,211	-0-	(408,877)	579,747
Imputed interest on shareholder loan			61,962			61,962

Net loss for the period	-	-	-	-	(129,014)	(129,014)

Balance, December 31, 2009	56,413,000	$10,413	$1,040,173	$-0-	$(537,891)	$512,695

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended December 31, 2009 and 2008
Period from April 17, 2006 (Inception) to December 31, 2009

	Nine months ended December 31, 2009	Nine months ended December 31, 2008	Period from April 17, 2006 (Inception) to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,014)	$(161,153)	$(537,891)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	385	570	2,379
Imputed interest	61,962	60,215	146,586
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
Accounts payable and accrued liabilities	62,137	(40,450)	74,408
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,530)	(140,818)	(314,194)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	-0-	(200,000)	(2,229,800)
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	-0-	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	(200,000)	(2,232,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	9,000	(7,160)	1,650,793
Share subscription received	-0-	344,000	470,000
Proceeds from sales of common stock	-0-	-0-	434,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,000	336,840	2,554,793

NET INCREASE (DECREASE) IN CASH	4,470	(3,978)	8,096
Cash, beginning of period	3,626	8,008	-0-
Cash, end of period	$8,096	$4,030	$8,096

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nexgen Petroleum Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented and for the financial statement to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

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
December 31, 2009

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
December 31, 2009

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	December	March
	31, 2009	31, 2009

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(2,291)	(1,906)
	$-	$385

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 4 – INCOME TAXES

For the period ended December 31, 2009, Nexgen has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $538,000 at December 31, 2009 and will expire beginning in the year 2026.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
	December 31, 2009	September 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$183,000	$126,000
Valuation allowance	(183,000)	(126,00)
Net deferred tax asset	$-	$-

NOTE 5 – SHAREHOLDERS’ LOANS

During the year ended March 31, 2008, the Company received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000.  During the year ended March 31, 2009, the Company repaid $100,000 of the $225,000 loan received and $40,000 of the $622,500 loan.  In addition, during the year ended March 31, 2009 Nexgen received loans of $134,293 from a shareholder. All loans are non-interest bearing and are due on demand.  The loans are considered to be short-term at December 31, 2009 and the Company expects that it will need to pay these back within the next twelve months. Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

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
December 31, 2009

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
December 31, 2009

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
December 31, 2009

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.

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

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $8,096 and total assets of $2,237,896 compared to total current assets of $3,626 and total assets of $2,233,811 as of March 31, 2009.  Our total current assets as of December 31, 2009 comprise of cash in the amount of $8,096 compared to cash in the amount of $3,626 as of March 31, 2009.  Our total current liabilities as of December 31, 2009 were $1,725,201 represented by accounts payable and accrued liabilities of $74,408 and shareholders’ loans of $1,650,793 compared to total current liabilities of $1,654,064 represented by accounts payable and accrued liabilities of $12,271 and shareholder loans of $1,641,793 as of March 31, 2009.  As a result, on December 31, 2009, we had a working capital deficiency of $1,717,105 compared to a working capital deficiency of $1,650,438 on March 31, 2009.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $8,096 as of December 31, 2009, which is not enough to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operations

Operating activities used $314,914 in cash for the period from inception (April 17, 2006) to December 31, 2009.  Our net loss of $537,891 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to December 31, 2009, used $4,391 for the purchase of equipment and $2,229,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,232,503.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to December 31, 2009 was $2,554,793 represented as loans from shareholders of $1,650,793 and proceeds from the sale of our stock and proceeds from share subscriptions of $904,000.

Three Month Period Ended December 31, 2009

Revenues:  We did not generate any revenues during the three month period ended December 31, 2009.

Professional fees:  Professional fees were $59,715 and $681 for the three months ended December 31, 2009 and 2008, respectively.

Amortization:  Amortization expenses were $5 and $191 for the three months ended December 31, 2009 and 2008, respectively.

Bank charges: Bank charges and interest expenses were $52 and $54 for the three months ended December 31, 2009 and 2008, respectively.

Foreign exchange loss (gain):  Foreign exchange gain was $85 compared to a foreign exchange loss of $61 for the three months ended December 31, 2009 and 2008, respectively.

Filing and registration:  Filing and registration expenses were $2,277 and $1,053 for the three months ended December 31, 2009 and 2008, respectively.  This increase was due to the increased activity during the three month period ended December 31, 2009.

Interest expense:  Interest expenses were $20,805 and $20,504 for the three months ended December 31, 2009 and 2008, respectively.

Net Loss:  Net loss was $82,769 and $22,484 for the three months ended December 31, 2009 and 2008, respectively.  This increase in net loss of $60,285 resulted primarily from an increase in professional expenses and filing and registration expenses during the three months ended December 31, 2009.

Nine Month Period Ended December 31, 2009

Revenues:  We did not generate any revenues during the nine month period ended December 31, 2009.

Professional fees:  Professional fees were $62,318 and $90,646 for the nine months ended December 31, 2009 and 2008, respectively.  This decrease was due to decreased activity in the Company during the nine months ended December 31, 2009.

Amortization:  Amortization expenses were $385 and $571 for the nine months ended December 31, 2009 and 2008, respectively.

Bank charges: Bank charges and interest expenses were $196 and $335 for the nine months ended December 31, 2009 and 2008, respectively.

Foreign exchange loss:  Foreign exchange loss (gain) was a gain of $85 and a loss of $175 for the nine months ended December 31, 2009 and 2008, respectively.

Filing and registration:  Filing and registration expenses were $3,570 and $7,462 for the nine months ended December 31, 2009 and 2008, respectively.  This decrease was due to decreased activity in the Company during the nine months ended December 31, 2009.

Office and miscellaneous:  Office and miscellaneous expenses were $668 and $1,749 for the nine months ended December 31, 2009 and 2008, respectively.

Interest expense:  Interest expenses were $61,962 and $60,215 for the nine months ended December 31, 2009 and 2008, respectively.

Net Loss:  Net loss was $129,014 and $161,153 for the nine months ended December 31, 2009 and 2008, respectively.  This decrease in net loss of $32,139 resulted primarily from a decrease in professional expenses, filing and registration expenses and office and miscellaneous expenses during the nine months ended December 31, 2009.

Shareholders Loans

During the year ended March 31, 2008, we received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000.  During the year ended March 31, 2009, we repaid $100,000 of the $225,000 loan received and $40,000 of the $622,500 loan.  In addition, during the year ended March 31, 2009 we received loans of $134,293 from a shareholder. All loans are non-interest bearing and are due on demand.  The loans are considered to be short-term at December 31, 2009 and we expect that we will need to pay these back within the next twelve months. Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2009.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2009.

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

NEXGEN PETROLEUM CORP. (Registrant)
Date: February 22, 2010	By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)