Form 10-K
period 2010-03-31
Nexgen Petroleum Corp.
filed 2010-07-13
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________________ to ____________________

Commission File Number:          333-137460.

NEXGEN PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2410685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2808 Cowan Circle Las Vegas, NV	89107 (Zip Code)
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
☐ Yes           ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  41,913,000 shares X $0.01 = $419,130

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
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

56,413,000 shares of common stock as of June 29, 2010.

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

Table of Contents

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

On April 18, 2008, Mr. Hsien Loong Wong, President, CEO and a director of the Company, who held in aggregate 94,500,000 post forward stock split shares of common stock of the Company, voluntarily agreed to surrender for cancellation in aggregate 80,000,000 shares of common stock in order to encourage equity investment into the Company.  The cancellation of these 80,000,000 shares took place on April 18, 2008, resulting in Mr. Wong reducing his share holdings to only 14,500,000 shares registered in his name.

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

Under the Farmout Agreement the participating interests are as follows: Montello USA, as operator, is paying 15% of all costs associated with the test wells to earn a 35% interest in the associated production spacing units; AUL is paying 20% of the costs to earn a 30% interest; PRPL is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of March 31, 2010, the Company has incurred $2,044,800 in capital expenditures on this property.  The Morgan Highpoint #3 and the Morgan Highpoint #4 test wells were drilled, completed, cased and shut in.  The Company earned its 30% interest in the associated production spacing units on these two wells on July 1, 2008.

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

In addition, on or about April 11, 2008, the Company entered into a farmout and participation agreement (the “Farmout Agreement #2”), which is effective as of April 11, 2008, with Montello USA, PRPL, and AUL with respect to one test well on the oil and gas lease dated March 25, 2008, between Robert and Kathy Lavender, as lessors, and Montello USA, as lessee, located in Morgan County, Tennessee.  Under the Farmout Agreement #2, the participating interests are as follows: Montello USA, as operator, is paying 15% of all costs associated with the test well to earn a 35% interest in the associated production spacing unit; AUL is paying 20% of the costs to earn a 30% interest; PRPL is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of March 31, 2010, the Company had incurred $132,000 in capital expenditures on this property for the Morgan Highpoint #5 test well, which was drilled, completed, cased and shut in.  The funds for this operation were from the excess funds remaining from the Morgan Highpoint #3 and #4 drilling operations.   The Company earned its 30% interest in the associated production spacing unit on the Morgan Highpoint #5 test well on July 1, 2008.

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

As of March 31, 2010, the Company had incurred $185,000 in capital expenditures on the Bowen Block property.

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

During the year ended March 31, 2010, the Company recognized an impairment in its oil and gas properties of $ 1,672,350.

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

Employees

As of March 31, 2010, we have no employees.  The Company relies on consultants to carry out its corporate activities.  Consultants are engaged to look out for the Company’s best interests in its non-operated oil and gas property.

Material Agreements

See “Our Property - Morgan Highpoint Property, Tennessee, USA” above for a description of the Farmout Agreement, the Letter Agreement, the Farmout Agreement #2, the Equalization and JO Agreement, the Amending Agreement and the Letter Agreement #2.  Other than these agreements, the Company is not a party to any other material agreements.

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

On March 25, 2008, another shareholder of the Company loaned the Company $225,000 which is due on demand bearing no interest.  On May 20, 2008, the Company authorized the repayment of $100,000 of this loan to the shareholder. This same shareholder has loaned the Company the following amounts on the following dates which are due on demand bearing no interest:

Amount of Loan	Date of Loan
$132,840	August 28, 2008
$1,053	February 17, 2009
$8,000	June 15, 2009
$20,000	January 29, 2010
$18,000	March 26, 2010
$50,000	June 8, 2010

On March 18, 2009, our sole officer and director loaned the Company $400, which is due on demand bearing no interest.  In addition, on April 30, 2009, our sole officer and director loaned the Company $1,000, which is also due on demand bearing no interest.

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

Production

As of March 31, 2010, we do not own any producing properties.

Productive Wells and Acreage

The following table sets forth our leasehold interest in productive oil wells, as of March 31, 2010:
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

(3)
At March 31, 2010, the Company has a 30% interest in three wells that were cased and shut in, in Tennessee, USA as well as a 7% interest in two other wells that were cased and shut in, in Tennessee, USA.

The following table sets forth the amount of our net and gross productive wells and acreage(1) as of March 31, 2010:

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

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of March 31, 2010:

AREA	UNDEVELOPED ACREAGE(1)
	GROSS	NET
Tennessee, USA	1,304	156
(1)
Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

The following table sets forth the results of our oil and gas drilling and acquisition activities as of March 31, 2010:

	EXPLORATORY WELLS				DEVELOPMENT WELLS
AREA	DRY	CASED		PRODUCTIVE	DRY	PRODUCTIVE
Tennessee, USA	0	5	(1)	0	0	0
(1)	No wells are presently on stream.

Present Activities

To the date of this annual report, we have earned a 30% working interest in three wells known as the Morgan Highpoint #3, #4 and #5 wells and a 7% working interest in two wells known as the John Bowen #1 and #2 wells that were all drilled in Morgan County, Tennessee.

At this time, we intend to commence discussions with the other participants under the Equalization and JO Agreement in order to determine our future activities.

Delivery Commitments

Not applicable.

Office Properties

The Company maintains its business office at 2808 Cowan Circle, Las Vegas, NV  89107.  In addition, our President supplies the Company with approximately 300 square feet of space free of charge located at 117A Owen Road, Singapore, 218923.

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

ITEM 4. [REMOVED AND RESERVED]

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

The following historical quotations obtained from online sources reflects the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
March 31, 2010	$0.028	$0.0195
December 31, 2009	$0.02	$0.01
September 30, 2009	$0.05	$0.01
June 30, 2009	$0.055	$0.019
March 31, 2009	0.03	0.017
December 31, 2008	2.00	0.008
September 30, 2008	2.25	1.25
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

As of March 31, 2010, the Company’s common stock closed at price of $0.025.

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

Holders

As of June 29, 2010, there are 56,413,000 shares of common stock issued and outstanding held by 51 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended March 31, 2010, we do not have any compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

Not Applicable.

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

On the Morgan Highpoint Project and the John Bowen Project, we intend to commence discussions with the other participants under the Equalization and JO Agreement in order to determine our future activities and estimated costs associated with any future activities.

We do not intend to hire any employees at this time.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are a development stage exploration corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our oil and gas interests, and possible cost overruns due to price and cost increases in services.

We are seeking equity financing to provide for the capital required to implement our business plans.

We have no assurance that future financings will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $7,350 and total assets of $654,800.  Our total current assets as of March 31, 2010 comprise of cash in the amount of $7,350.  Our total current liabilities as of March 31, 2010 were $1,823,657 represented by accounts payable and accrued liabilities of $134,864 and shareholders’ loans of $1,688,793.  As a result, on March 31, 2010, we had a working capital deficiency of $1,168,857.

Operating activities used $262,940 in cash for the period from inception (April 17, 2006) to March 31, 2010.  Our net loss of $2,240,248 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to March 31, 2010, used $4,391 for the purchase of equipment and $2,319,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,322,503.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to March 31, 2010 was $2,592,793 represented as loans from shareholders of $1,688,793, which includes the repayment of shareholders loans of $140,000, and proceeds from the sale of our stock of $904,000.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $7,350 as of March 31, 2010, which is not enough to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operation

Fiscal Year Ended March 31, 2010

Professional fees: Professional fees were $69,970 and $109,390 for the fiscal years ended March 31, 2010 and 2009, respectively. This decrease was due to the decreased activity of the Company during the fiscal year ended March 31, 2010.

Depreciation: Depreciation expenses were $385 and $761 for the fiscal years ended March 31, 2010 and 2009, respectively.

Bank Charges:  Bank Charges expenses were $196 and $390 for the fiscal years ended March 31, 2010 and 2009, respectively.

Filing and Registration fees:  Filing and Registration fees were $5,120 and $5,350 for the fiscal years ended March 31, 2010 and 2009, respectively.  This decrease was due to the decreased activity of the Company resulting in decreased filings for the Company during the fiscal year ended March 31, 2010.

Office and Miscellaneous:  Office and Miscellaneous expenses were $668 and $2,802 for the fiscal years ended March 31, 2010 and 2009, respectively.  This decrease was due to the decreased activity of the Company during the fiscal year ended March 31, 2010.

Interest Expense:  Interest expenses were $82,767 and $80,720 for the fiscal years ended March 31, 2010 and 2009, respectively.

Impairment:  Impairment of the oil and gas properties expenses were $1,672,350 and Nil for the fiscal years ended March 31, 2010 and 2009, respectively.  This impairment expense was due to the Company recognizing impairment on its oil and gas properties during the fiscal year ended March 31, 2010.

Net Loss:  Net loss was $1,831,371 and $199,588 for the fiscal years ended March 31, 2010 and 2009, respectively. This increase in net loss of $1,631,783 resulted primarily from the impairment write down of $1,672,350 on the Company’s oil and gas properties during the fiscal year ended March 31, 2010.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2010

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nexgen Petroleum Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Nexgen Petroleum Corp. as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and the period from April 17, 2006 (date of inception) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexgen Petroleum Corp., as of March 31, 2010 and 2009 and the results of its operations and cash flows for the periods then ended and the period from April 17, 2006 (date of inception) through March 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Nexgen Petroleum Corp. will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
July 8, 2010

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND 2009

	2010	2009
ASSETS

Current assets
Cash	$7,350	$3,626
Prepaid expenses	-	-
Total current assets	7,350	3,626

Oil and gas properties ( successful efforts basis)	647,450	2,229,800

Property and equipment – Note 2	-	385

TOTAL ASSETS	$654,800	$2,233,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$134,864	$12,271
Shareholders’ loans – Note 4	1,688,793	1,641,793
TOTAL LIABILITIES	1,823,657	1,654,064

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 1,350,000,000 shares authorized, 56,413,000 ( 2008:135,000,000 ) shares issued and outstanding	56,413	54,413
Additional paid in capital	1,014,978	932,211
Share subscriptions	-	-
Deficit accumulated during the exploration stage	(2,240,248)	(408,877)
Total stockholders’ equity (deficit)	(1,168,857)	579,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$654,800	$2,233,811

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2010 AND 2009
PERIOD FROM APRIL 17, 2006 (INCEPTION) TO MARCH 31, 2010

	Year ended March 31, 2010	Year ended March 31, 2009	Period from April 17, 2006 (Inception) to March 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	69,970	109,390	346,929
Depreciation	385	761	2,379
Bank charges	196	390	1,781
Foreign exchange loss (gain)	(85)	175	92
Filing and registration	5,120	5,350	12,477
Product development	-	-	30,455
Office and miscellaneous	668	2,802	9,835
TOTAL OPERATING EXPENSES	76,254	118,868	403,948

LOSS FROM OPERATIONS	(76,254)	(118,868)	(403,948)

OTHER INCOME (EXPENSE)
Interest income	-	-	3,765
Interest expense	(82,767)	(80,720)	(167,391)
Impairment of oil and gas properties	(1,672,350)	0	(1,672,350)
Loss on sale of equipment	0	0	(324)
TOTAL OTHER INCOME (EXPENSE)	(1,755,117)	(80,720)	(1,836,300)

LOSS PRIOR TO INCOME TAXES	(1,831,371)	(199,588)	(2,240,248)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,831,371)	$(199,588)	$(2,240,248)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	56,413,000	56,413,000

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum  Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF MARCH 31, 2010

	Common Stock		Additional paid-in	Share subscriptions	Deficit accumulated during the development
	Shares	Amount	capital	receivable	stage	Total

Balance, March 31, 2008	135,000,000	$9,000	$84,904	$470,000	$(209,289)	$354,615

Proceeds of share subscription	-	-	-	344,000	-	344,000

Voluntary surrender and cancellation of shares	(80,000,00)	-	-	-	-	-

Par value adjustment	-	46,000	(46,000)	-	-	0

Issuance of common stock for $1 per share	215,000	215	214,785	(215,000)	-	0

Issuance of common stock for $ 0.50 per share	1,198,000	1,198	597,802	(599,000)	-	0

Imputed interest on shareholder loan			80,720			80,720

Net loss for the year	-	-	-	-	(199,588)	(199,588)

Balance, March 31, 2009	56,413,000	56,413	932,211	0	(408,877)	579,747

Imputed interest on shareholder loan	-	-	82,767	-	-	82,767

Net loss for the year	-	-	-	-	(1,831,371)	(1,831,371)

Balance, March 31, 2010	56,413,000	$56,413	$1,014,978	$0	$(2,240,248)	$(1,168,857)

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2010 AND 2009
PERIOD FROM APRIL 17, 2006 (INCEPTION) TO MARCH 31, 2010

	Year ended March 31, 2010	Year ended March 31, 2009	Period from April 17, 2006 (Inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,831,371)	$(199,588)	$(2,240,248)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	385	761	2,379
Imputed interest	82,767	80,720	167,391
Impairment of gas and oil properties	1,672,350	0	1,672,350
Loss on sale of property and equipment	0	0	324
Change in assets and liabilities:
Increase in accounts payable and accrued liabilities	122,593	(39,568)	134,864
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	46,724	(157,675)	(262,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas properties	(90,000)	(185,000)	(2,319,800)
Proceeds on disposal of property and equipment	0	0	1,688
Purchase of property and equipment	0	0	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	(90,000)	(185,000)	(2,322,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	47,000	(5,707)	1,688,793
Share subscription received	0	0	470,000
Proceeds from sales of common stock	0	344,000	434,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,000	338,293	2,592,793

NET INCREASE (DECREASE) IN CASH	3,724	(4,382)	7,350
Cash, beginning of period	3,626	8,008	0
Cash, end of period	$7,350	$3,626	$7,350

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$0	$0	$0
Cash paid for taxes	$0	$0	$0

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

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

During the year ended March 31, 2010, the Company recognized impairment in its oil and gas properties of $ 1,672,350.

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31:

	2010	2009

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(2,291)	(1,906)
Property and equipment, net	$0	$385

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years.

NOTE 3 – INCOME TAXES

For the period ended March 31, 2010, Nexgen has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,240,248 at March 31, 2010, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$829,544	$67,860
Valuation allowance	(829,544)	(67,860)
Net deferred tax asset	$0	$0

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

NOTE 4 – SHAREHOLDERS’ LOANS

During the year ended March 31, 2008, the Company received loans from two shareholders in the principal amounts of $622,500, $800,000 and $225,000.

During the year ended March 31, 2009, the Company repaid $100,000 of the $225,000 loan received and $40,000 of the $622,500 loan. During the year ended March 31, 2009 Nexgen received loans of $132,840 and $1,053 from a shareholder.

During the year ended March 31, 2010, Nexgen received loans of $8,000, $20,000 and $18,000 from a shareholder.

All shareholder loans are unsecured, non-interest bearing and due on demand.

During the year ended March 31, 2009, the sole officer and director loaned the Company $400, which is due on demand bearing no interest.  Additionally, during the year ended March 31, 2010, the sole officer and director loaned the Company $1,000, which is also due on demand bearing no interest.

Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital for all of the above loans.

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

NOTE 6 – COMMITMENTS

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
March 31, 2010

NOTE 6 – COMMITMENTS (continued)

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

As of March 31, 2010, the Company had incurred $185,000 in capital expenditures on the Bowen Block property.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

NOTE 6 – COMMITMENTS (continued)

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

Pursuant to the terms of the Equalization and JO Agreement, the Company was entitled to earn a 15% undivided interest in and to leases C through G set out in Schedule “A” to the Equalization and JO Agreement  (the “Leases”) upon incurring an aggregate of $1,250,000 in Carried Amounts (as this term is defined in the Equalization and JO Agreement).  As at April 1, 2009, the Company had incurred an aggregate of $461,000 of the Carried Amount and had transferred an additional $200,000 to MEO’s current AFE project from the monies set aside by the Company for MEO’s Petrojet AFE project (collectively, the “Payments”).

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
March 31, 2010

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Silberstein Ungar, PLLC are our auditors.  During the Company's two most recent fiscal years, there were no disagreements with our auditors which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of our auditors would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2010.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Company and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company and our consolidated subsidiaries that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

As of March 31, 2010 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2010:

Name	Age	Positions and Offices Held
Hsien Loong Wong(1)	35	President, CEO, CFO, Secretary, Treasurer and director
R. Shane Starnes(2)	49	Former Director
Edmund Leung(3)	61	Former Director
Notes:
(1)	Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007.
(2)	Mr. R. Shane Starnes was appointed as a director of the Company June 23, 2009, and resigned as a director on August 31, 2009.
(3)	Mr. Edmund Leung was appointed as a director of the Company on October 12, 2007, and resigned as a director on June 19, 2009.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

Mr. Hsien Loong Wong (age 35) is our President, CEO, CFO, Secretary, Treasurer and a director of our Company.  Mr. Wong worked as an independent consultant to various public companies advising on matters pertaining to business in China and Singapore from 2004 to August 2007.  From January 2003 to December 2003, Mr. Wong worked for Froebel Academy, a provider of early childhood education training in Singapore.  Mr. Wong served as Senior Manager for Business Development of Froebel Academy whereby he oversaw the initial set up of the new Froebel Academy Campus in Singapore and helped build the Froebel Academy’s brand in Singapore and China.  From June 2001 to December 2002, Mr. Wong worked for Nxtech Wireless, an IT consultancy firm based in Vancouver, Canada.  During his term with Nxtech Wireless, Mr. Wong helped deploy Nxtech Wireless’ services in Singapore and rendered consultancy services for 5G Wireless, a California based Wireless Internet service provider.  Mr. Wong received his Bachelors or Arts (Honors in Communications) from Simon Fraser University in British Columbia, Canada in 2001.  Mr. Wong is not an officer or director of any other reporting issuer at this time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended March 31, 2010, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with, except as follows:

1.
Mr. Hsien Loong Wong failed to timely file his Form 4 within two days of April 18, 2008 relating to his voluntary surrender for cancellation of 80,000,000 shares of common stock.  Mr. Wong filed his Form 4 on May 9, 2008; and

2.	Mr. R. Shane Starnes failed to file his Form 3 within 10 days of June 23, 2009 relating to becoming a director of the Company. Mr. Starnes filed his Form 3 on July 15, 2009.

Code of Ethics

At the present time, the Company has not adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Audit Committee

We do not have a separately designated standing audit committee.  The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

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

Summary Compensation Table
The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed March 31, 2010, 2009 and 2008:

Name and principal position	Year	Salary ($)		Bonus ($)		Stock awards ($)		Option awards ($)		Nonequity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)
Hsien Loong Wong(1)	2010	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
President, CEO, CFO,	2009	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Treasurer, Secretary & Director	2008	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Zhu Hua Yin(2)	2008		Nil		Nil		Nil		Nil		Nil		Nil		Nil		Nil
Former President, CEO, CFO, Treasurer & Director
Jurgen Ballmaier(3)	2008		Nil		Nil		Nil		Nil		Nil		Nil		Nil		Nil
Former President, CEO, Secretary & Director
Notes:
(1)	Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007.
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

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended March 31, 2010 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Hsien Loong Wong(1)	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.
Edmund Leung(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
R. Shane Starnes(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)	Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007.
(2)	Mr. Edmund Leung was appointed as a director of the Company on October 12, 2007, and resigned on June 19, 2009.
(3)	Mr. R. Shane Starnes was appointed as a director of the Company on June 23, 2009, and resigned on August 31, 2009.

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time.  However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the foregoing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 29, 2010 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 56,413,000 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Hsien Loong Wong	President, CEO, CFO, Secretary, Treasurer and director	14,500,000 Direct	25.7%
Peter Chi Jen Chen	shareholder	5,350,000	9.48%
Rita Chou	shareholder	4,500,000	7.97%
Directors and Officers as a group (1 person)		14,500,000	25.7%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended March 31, 2010, and 2009.

Financial Statements for Year Ended March 31	Audit Fees(1)	Audit Related Fees(2)		Tax Fees(3)		All Other Fees(4)
2010	$6,750	$	Nil	$	Nil	$	Nil
2009	$5,750	$	Nil	$	Nil	$	Nil
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

10.2(5)	Letter Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.
10.3(5)	Farmout and Participation Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.
10.4(6)	Equalization and Joint Operating Agreement between the Company, Montello Resources (USA) Ltd., Park Place Energy Corp. and Austin Developments Corp., entered into on August 26, 2008.
10.5(6)	Amending Agreement to the Equalization and Joint Operating Agreement between the Company and Montello Resources (USA) Ltd., entered into on August 21, 2008
10.6(7)	Letter Agreement between Nexgen Petroleum Corp. and Montello Resources Ltd., dated August 25, 2009.
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350
Notes:
(1)	Previously filed on Form SB-2 with the SEC via EDGAR on September 19, 2006, and incorporated herein by reference.
(2)	Previously filed on Form 8-K with the SEC via EDGAR on September 21, 2007, and incorporated herein by reference.
(3)	Previously filed on Form 8-K with the SEC via EDGAR on June 9, 2008, and incorporated herein by reference.
(4)	Previously filed on Form 8-K with the SEC via EDGAR on March 17, 2008, and incorporated herein by reference.
(5)	Previously filed on Form 10-KSB with the SEC via EDGAR on July 14, 2008, and incorporated herein by reference.
(6)	Previously filed on Form 10-Q with the SEC via EDGAR on November 14, 2008, and incorporated herein by reference.
(7)	Previously filed on Form 8-K with the SEC via EDGAR on September 11, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of July, 2010.

NEXGEN PETROLEUM CORP. (Registrant)

By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Hsien Loong Wong	President, CEO, CFO, Secretary,	July 12, 2010
Hsien Loong Wong	Treasurer & Director

EXHIBIT INDEX

Exhibit #		Page#

31.1	Certificate pursuant to Rule 13a-14(a).	25

31.2	Certificate pursuant to Rule 13a-14(a).	27

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	29

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	30