Form 10-Q
period 2010-06-30
Nexgen Petroleum Corp.
filed 2010-08-13
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to                                         to

Commission File Number :                333-137460.

NEXGEN PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-24106855
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2808 Cowan Circle	89102
Las Vegas, NV	(Zip Code)
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
☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  56,413,000 shares of common stock with a par value of $0.001 as of August 5, 2010.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2010 (unaudited) and March 31, 2010 (audited);
F-2	Statements of Operations for the three months ended June 30, 2010 and 2009 and period from April 17, 2006 (inception) to June 30, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from April 17, 2006 (inception) to June 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended June 30, 2010 and 2009 and period from April 17, 2006 (inception) to June 30, 2010 (unaudited); and
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the full year.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2010 and March 31, 2010

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$19,201	$7,350
Prepaid expenses	-	-
Total current assets	19,201	7,350

Oil and gas properties ( successful efforts basis)	647,450	647,450

Property and equipment – Note 3	-	-

TOTAL ASSETS	$666,651	$654,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$125,503	$134,864
Shareholders’ loans- Note 5	1,727,393	1,688,793

TOTAL LIABILITIES	1,852,896	1,823,657

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 1,350,000,000 shares authorized, 56,413,000 ( March 31,2010: 56,413,000 ) shares issued and outstanding	56,413	56,413
Additional paid in capital	1,036,570	1,014,978
Share subscriptions	-	-
Deficit accumulated during the exploration stage	(2,279,228)	(2,240,248)
TOTAL STOCKHOLDERS’ DEFICIT	(1,186,245)	(1,168,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$666,651	$654,800

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three months ended June 30, 2010 and 2009
Period from April 17, 2006 (Inception) to June 30, 2010
(Unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Period from April 17, 2006 (Inception) to June 30, 2010

Revenues	$0-	$0-	$0-

General and administrative expenses:
Professional fees	14,023	469	360,952
Depreciation	-	190	2,379
Bank charges	-	99	1,781
Foreign exchange loss (gain)	-	-	92
Filing and registration	3,365	-	15,842
Product development	-	-	30,455
Office and miscellaneous	-	668	9,835
Total general and administrative	17,388	1,426	421,336

Net loss before other expense	(17,388)	(1,426)	(421,336)

Other income (expense)
Interest income	-	-	3,765
Interest expense	(21,592)	(20,522)	(188,983)
Impairment of oil and gas properties	-	-	(1,672,350)
Loss on sale of equipment	-	-	(324)
Total other income (expense)	(21,592)	(20,522)	(1,857,892)

Net loss	$(38,980)	$(21,948)	$(2,279,228)

Net loss per share:
Basic and diluted	$(0 .00)	$(0 .00)

Weighted average shares outstanding:
Basic and diluted, as adjusted for 15:1 stock split	56,413,000	56,413,000

See accompanying notes to financial statements.

 NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum  Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from April 17, 2006 (Inception) to June 30, 2010
(Unaudited)

	Common stock		Additional	Share	Deficit accumulated during the development
	Shares	Amount	paid-in capital	subscriptions	stage	Total
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615

Proceeds of share subscription				344,000		344,000
Voluntary surrender and cancellation of shares	(80,000,000)
Par value adjustment	-	46,000	(46,000)	-	-	-
Issuance of common stock for $ 1 per share	215,000	215	214,785	(215,000)
Issuance of common stock for $ .50 per share	1,198,000	1,198	597,802	(599,000)
Imputed interest on shareholder loan			80,720			80,720
Net loss for the period	-	-	-	-	(199,588)	(199,588)
Balance, March 31, 2009	56,413,000	56,413	932,211	-	(408,877)	579,747
Imputed interest on shareholder loan			82,767			82,767
Net loss for the period	-	-	-	-	(1,831,371)	(1,831,371)
Balance, March 31, 2010	56,413,000	56,413	1,014,978	-	(2,240,248)	(1,168,857)
Imputed interest on shareholder loan			21,592			21,592
Net loss for the period	-	-	-	-	(38,980)	(38,980)
Balance, June 30, 2010	56,413,000	$56,413	$1,036,570	$-	$(2,279,228)	$(1,186,245)

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three months ended June 30, 2010 and 2009
Period from April 17, 2006 (Inception) to June 30, 2010
(Unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Period from April 17, 2006 (Inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,980)	$(21,948)	$(2,279,228)
Adjustments to reconcile net loss to Cash used by operating activities:
Impairment	-0-	-0-	1,672,350
Depreciation	-0-	190	2,379
Imputed interest	21,592	20,522	188,983
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
Accounts payable and accrued liabilities	(9,361)	(140)	125,503
CASH FLOWS USED IN OPERATING ACTIVITIES	(26,749)	(1,376)	(289,689)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	-0-	-0-	(2,319,800)
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	-0-	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	(2,322,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	38,600	9,000	1,727,393
Share subscription received	-0-	-0-	470,000
Proceeds from sales of common stock	-0-	-0-	434,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	38,600	9,000	2,631,393

NET INCREASE IN CASH	11,851	7,624	19,201
Cash, beginning of period	7,350	3,626	-0-
Cash, end of period	$19,201	$11,250	$19,201

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$21,592	$20,522
Income taxes paid	$-	$-

See accompanying notes to financial statements.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Nexgen Petroleum Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATIONSTAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATIONSTAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Nexgen does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:
	June 30,	March 31,
	2010	2010

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(2,291)	(2,291)
	$-	$-

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 4 – INCOME TAXES

For the period ended June 30, 2010, Nexgen has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,279,000 at June 30, 2010, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$774,868
Valuation allowance	(774,868)
Net deferred tax asset	$-

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

NOTE 5 – SHAREHOLDERS’ LOANS

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

On June 23, 2010, the Company authorized the repayment of $10,000 of this loan to the shareholder.

On March 18, 2009, our sole officer and director loaned the Company $400, which is due on demand bearing no interest.  In addition, on April 30, 2009, our sole officer and director loaned the Company $1,000, which is also due on demand bearing no interest. On June 23, 2010, the Company authorized the repayment of $1,400 of this loan to the officer and director.

Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

See Note 9.

NEXGEN PETROLEUM CORP.
(formerly Blackrock Petroleum Corp.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

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

NOTE 7 – COMMITMENTS

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
June 30, 2010

NOTE 7 – COMMITMENTS (continued)

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company was advised by the two shareholders that they had assigned their rights, title and interest in a portion of shareholder loans totaling $1,020,000 and $400,000 respectively, to third parties who are not shareholders of the Company.  In addition, subsequent to June 30, 2010, a shareholder loaned the Company $60,000 which is due on demand bearing no interest. After the assignment, the loans payable to shareholders will be $367,393 and other loans payable will be $1,420,000.

The Company has analyzed its operations subsequent to June 30, 2010 through August 11, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $19,201 and total assets of $666,651.  Our total current assets as of June 30, 2010 comprise of cash in the amount of $19,201.  Our total current liabilities as of June 30, 2010 were $1,852,896 represented by accounts payable and accrued liabilities of $125,503 and shareholders’ loans of $1,727,393.  As a result, on June 30, 2010, we had a working capital deficiency of $1,833,695.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $19,201 as of June 30, 2010, which is not anticipated to be sufficient to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements or shareholder loans, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operations

Operating activities used $289,689 in cash for the period from inception (April 17, 2006) to June 30, 2010.  Our net loss of $2,279,228 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to June 30, 2010, used $4,391 for the purchase of equipment and $2,319,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,322,503.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to June 30, 2010 was $2,631,393 represented as loans from shareholders of $1,727,393, which includes the repayment of shareholders loans of $140,000, and proceeds from the sale of our stock of $904,000.

Three Month Period Ended December 31, 2009

Revenues:  We did not generate any revenues during the three month period ended June 30, 2010.

Professional fees:  Professional fees were $14,023 and $469 for the three months ended June 30, 2010 and 2009, respectively.

Depreciation: Depreciation expenses were Nil and $190 for the three months ended June 30, 2010 and 2009, respectively.

Bank charges: Bank charges and interest expenses were Nil and $99 for the three months ended June 30, 2010 and 2009, respectively.

Filing and registration:  Filing and registration expenses were $3,365 and Nil for the three months ended June 30, 2010 and 2009, respectively.

Office and miscellaneous:  Office and miscellaneous expenses were Nil and $668 for the three months ended June 30, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $21,592 and $20,522 for the three months ended June 30, 2010 and 2009, respectively.

Net Loss:  Net loss was $38,980 and $21,948 for the three months ended June 30, 2010 and 2009, respectively.  This increase in net loss of $17,032 resulted primarily from an increase in professional expenses and filing and registration expenses during the three months ended June 30, 2010.

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

On June 23, 2010, the Company authorized the repayment of $10,000 of this loan to the shareholder.

On March 18, 2009, our sole officer and director loaned the Company $400, which is due on demand bearing no interest.  In addition, on April 30, 2009, our sole officer and director loaned the Company $1,000, which is also due on demand bearing no interest.  On June 23, 2010, the Company authorized the repayment of $1,400 of this loan to the officer and director.

Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

Subsequent to June 30, 2010, the Company was advised by the two shareholders who had loaned funds to the Company that they had assigned their rights, title and interest in a portion of shareholder loans totaling $1,020,000 and $400,000 respectively, to third parties who are not shareholders of the Company.  In addition, subsequent to June 30, 2010, a shareholder loaned the Company $60,000 which is due on demand bearing no interest. After the assignment, the loans payable to shareholders will be $367,393 and other loans payable will be $1,420,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2010.

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

ITEM 4. [REMOVED AND RESERVED]

N/A.

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

NEXGEN PETROLEUM CORP.
(Registrant)
Date: August 11, 2010	By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Financial Officer)