Form 10-Q
period 2010-09-30
Hubei Minkang Pharmaceutical Ltd.
filed 2010-11-15
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from  to           to

Commission File Number :                    333-137460.

HUBEI MINKANG PHARMACEUTICAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	26-24106855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2808 Cowan Circle Las Vegas, NV (Address of principal executive offices)	89107 (Zip Code)

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
☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,095,747 shares of common stock with a par value of $0.001 as of November 1, 2010.

USE OF NAMES

In this annual report, the terms “Hubei Minkang,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Hubei Minkang Pharmaceutical Ltd. and its subsidiaries, if any.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010;
F-2	Statements of Operations for the three and six months ended September 30, 2010 and 2009 and period from April 17, 2006 (inception) to September 30, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from April 17, 2006 (inception) to September 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended September 30, 2010 and 2009 and period from April 17, 2006 (inception) to September 30, 2010 (unaudited); and
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the full year.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at September 30, 2010 and March 31, 2010

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Current assets
Cash	$4,975	$7,350
Prepaid expenses	-	-
Total current assets	4,975	7,350

Oil and gas properties ( successful efforts basis)	647,450	647,450

Property and equipment – Note 3	-	-

TOTAL ASSETS	$652,425	$654,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$81,680	$134,864
Shareholders’ loans – Note 5	357,393	1,688,793

Total current liabilities	439,073	1,823,657

TOTAL LIABILITIES	439,073	1,823,657

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 1,350,000,000 shares authorized, 64,765,941 (March 31, 2010: 56,413,000) shares issued and outstanding	64,766	56,413
Additional paid in capital	2,470,434	1,014,978
Deficit accumulated during the development stage	(2,321,848)	(2,240,248)
Total stockholders’ equity (deficit)	213,352	(1,168,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$652,425	$654,800

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (Unaudited)
Three Months and Six Months ended September 30, 2010
Period from April 17, 2006 (Inception) to September 30, 2010

	Three months ended September 30, 2010		Three months ended September 30, 2009	Six months ended September 30, 2010	Six months ended September 30, 2009	Period from April 17, 2006 (Inception) to September 30, 2010

Revenues	$	- 0-	$-0-	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees		17,395	2,134	31,418	2,603	378,347
Amortization		-0-	190	-0-	380	2,379
Bank charges and interest		-0-	45	-0-	144	1,781
Foreign exchange loss (gain)		-0-	-0-	-0-	-0-	92
Filing and registration		3,008	1,293	6,373	1,293	18,850
Product development		-0-	-0-	-0-	-0-	30,455
Office and miscellaneous		-0-	-0-	-0-	668	9,835
Total general and administrative		20,403	3,662	37,791	5,088	441,739

Net loss before other expense		(20,403)	(3,662)	(37,791)	(5,088)	(441,739)

Other expense
Interest income		-0-	-0-	-0-	-0-	3,765
Interest expense		(22,217)	(20,635)	(43,809)	(41,157)	(211,200)
Impairment of oil and gas properties		-0-	-0-	-0-	-0-	(1,672,350)
Loss on sale of equipment		-0-	-0-	-0-	-0-	(324)
Total other income (expense)		(22,217)	(20,635)	(43,809)	(41,157)	(1,880,109)

Net loss		$(42,620)	$(24,297)	$(81,600)	$(46,245)	$(2,321,848)

Net loss per share:
Basic and diluted		$0 .00	$0 .00	$0 .00	$0 .00	$0.00

Weighted average shares outstanding:
Basic and diluted (adjusted for 15:1 forward stock split)		59,197,134	56,413,000	57,805,157	56,413,000

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from April 17, 2006 (Inception) to September 30, 2010
(Unaudited)

	Common stock		Additional	Share	Deficit accumulated during the development
	Shares	Amount	paid-in capital	subscriptions	stage	Total
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615

Proceeds of share subscription				344,000		344,000
Voluntary surrender and cancellation of shares	(80,000,000)
Par value adjustment	-	46,000	(46,000)	-	-	-
Issuance of common stock for $ 1 per share	215,000	215	214,785	(215,000)
Issuance of common stock for $ .50 per share	1,198,000	1,198	597,802	(599,000)
Imputed interest on shareholder loan			80,720			80,720
Net loss for the period	-	-	-	-	(199,588)	(199,588)
Balance, March 31, 2009	56,413,000	56,413	932,211	-	(408,877)	579,747
Imputed interest on shareholder loan			82,767			82,767
Net loss for the period	-	-	-	-	(1,831,371)	(1,831,371)
Balance, March 31, 2010	56,413,000	56,413	1,014,978	-	(2,240,248)	(1,168,857)
Shares issued for debt	8,352,941	8,353	1,411,647			1,420,000
Imputed interest on shareholder loan			43,809			43,809
Net loss for the period	-	-	-	-	(81,600)	(81,600)
Balance, September 30, 2010	64,765,941	$64,766	$2,470,434	$-	$(2,321,848)	$213,352

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended September 30, 2010 and 2009
Period from April 17, 2006 (Inception) to September 30, 2010

	Six months ended September 30, 2010	Six months ended September 30, 2009	Period from April 17, 2006 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,600)	$(46,245)	$(2,321,848)
Adjustments to reconcile net loss to Cash used by operating activities:
Impairment			1,672,350
Depreciation	-0-	380	2,379

Imputed interest	43,809	41,157	211,200
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0-
Accounts payable and accrued liabilities	(53,184)	1,360	81,680
CASH FLOWS USED IN OPERATING ACTIVITIES	(90,975)	(3,348)	(353,915)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	-0-	-0-	(2,319,800)
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	-0-	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	(2,322,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	88,600	9,000	1,777,393
Share subscription received	-0-	-0-	470,000
Proceeds from sales of common stock	-0-	-0-	434,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	88,600	9,000	2,681,393

NET INCREASE (DECREASE) IN CASH	(2,375)	5,652	4,975
Cash, beginning of period	7,350	3,626	-0-
Cash, end of period	$4,975	$9,278	$4,975

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to settle debt	$1,420,000	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$43,809	$41,157
Income taxes paid	$-	$-

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Hubei Minkang Pharmaceutical Ltd. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Hubei Minkang Pharmaceutical Ltd. (“Hubei”) was incorporated as DGT Corp. in Nevada on April 17, 2006.  On September 20, 2007, the Company completed a merger with subsidiary Blackrock Petroleum Corp. and changed its name from DGT Corp. to Blackrock Petroleum Corp. On June 5, 2008, the Company completed a merger with subsidiary Nexgen Petroleum Corp. and changed its name from Blackrock Petroleum Corp. to Nexgen Petroleum Corp. On October 20, 2010, the Company completed a merger with subsidiary Hubei Minkang Pharmaceutical Ltd., a Nevada corporation and as a result changed its name from Nexgen Petroleum Corp. to Hubei Minkang Pharmaceutical Ltd..

Hubei is currently a development stage company which intended to acquire interests in leases for oil and gas prospects and then drill exploratory and development wells with industry participants. With the completion of the merger with Hubei, the company intends to enter the business of producing and marketing Traditional Chinese Medicine in China as well as various other countries and concurrently intends to dispose of its oil and gas properties.

On March 10, 2008, Hubei entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007.  Under the Farmout Agreement, Hubei was paying 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units. See Note 7.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Oil and Gas Properties

Hubei accounts for oil and gas exploration and development costs using the successful efforts method.  Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.  Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, explanatory well costs will be expensed as dry holes.  All exploratory wells are evaluated for economic viability within one year of well completion and the related capital costs are reviewed quarterly.  Exploratory well costs that discover potentially economically recoverable reserves in areas where a major capital expenditure would be required before production could begin and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized as long as the additional exploratory work is underway or firmly planned.

During the year ended March 31, 2010, the Company recognized an impairment in its oil and gas properties of $1,672,350.

Property and Equipment

The Company’s capital asset has been capitalized and is being depreciated over its estimated useful life on a straight line basis over a three year period.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Hubei considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

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

Recent Accounting Pronouncements

Hubei does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, March 31,
	2010	2010

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(2,291)	(2,291)
	$-	$-

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 4 – INCOME TAXES

For the period ended September 30, 2010, Hubei has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,321,000 at September 30, 2010, and will expire beginning in the year 2026.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$789,430
Valuation allowance	(789,430)
Net deferred tax asset	$-

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

On March 25, 2008, another shareholder of the Company loaned the Company $225,000 which is due on demand bearing no interest.  On May 20, 2008, the Company authorized the repayment of $100,000 of this loan to the shareholder. This same shareholder has loaned the Company the following amounts on the following dates which are due on demand bearing no interest:

Amount of Loan	Date of Loan
$132,840	August 28, 2008
$1,053	February 17, 2009
$8,000	June 15, 2009
$20,000	January 29, 2010
$18,000	March 26, 2010
$50,000	June 8, 2010
$50,000	July 8, 2010

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 5 – SHAREHOLDERS’ LOANS (continued)

Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

During the period ended September 30, 2010, the Company was advised by the two shareholders that they had assigned their rights, title and interest in a portion of shareholder loans totaling $ 1,020,000 and $ 400,000 respectively, to third parties who are not shareholders of the Company.  In September 2010, outstanding loans of $1,420,000 were converted into 8,352,941 shares of common stock of the company at $.17 per share.

NOTE 6 – COMMON STOCK

At inception, Hubei issued 9,000,000 shares of stock for $90,000 cash.

Effective September 20, 2007, Hubei affected a fifteen (15) for one (1) forward stock split.

On September 18, 2007, Hubei received stock subscription proceeds related to a private placement of 1,000,000 shares at $.50 per share. Subsequently, $455,000 of the subscription proceeds were returned. On February 20, 2008, Hubei received stock subscriptions proceeds of $425,000 related to a private placement of shares at $ .50 per share.

During the year ended March 31, 2009 Hubei received stock subscriptions proceeds of $129,000 related to a private placement of shares at $.50 per share and $215,000 related to a private placement of shares at $1.00 per share.

In September 2010, outstanding loans of $1,420,000 were converted into 8,352,941 shares of common stock of the company at $.17 per share.

NOTE 7 – COMMITMENTS

On March 10, 2008, Hubei entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007.  Under the Farmout Agreement, Hubei is paying 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – COMMITMENTS (continued)

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

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

NOTE 9 – SUBSEQUENT EVENTS

On October 18, 2010, the Company entered into a letter of intent with HBMK Limited (“HBMK”), a BVI corporation, where HBMK and the Company intend to enter into and complete a Purchase Agreement (the “Definitive Agreement”), whereby the Company will acquire 100% of the issued and outstanding shares of capital stock of HBMK in exchange for 28,000,000 shares of common stock of the Company, on the terms and subject to the conditions to be set out in the Definitive Agreement.

Effective October 20, 2010, the Company completed a merger with subsidiary, Hubei Minkang Pharmaceutical Ltd., a Nevada corporation.  As a result, the Company changed its name from “Nexgen Petroleum Corp.” to “Hubei Minkang Pharmaceutical Ltd.”  We changed the name of our company to better reflect the intended direction and business of our company.

In addition, effective October 20, 2010, the Company effected a one (1) for eight (8) reverse stock split of its authorized, issued and outstanding common stock.  As a result, the authorized capital has decreased from 1,350,000,000 shares of common stock with par value of $0.001 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share to 168,750,000 shares of common stock with par value of $0.001 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share, and correspondingly our issued and outstanding capital has decreased from 64,765,941 shares of common stock to 8,095,742 shares of common stock.

The Company has analyzed its operations subsequent to September 30, 2010 through November 8, 2010, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

We intended to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants.  We did not intend to operate any properties.  We intended to focus our oil and gas activities in North America as well as other regions.

On the Morgan Highpoint Project, we intended to commence discussions with the other participants under the Equalization and Joint Operating Agreement in order to determine our future activities and estimated costs associated with any future activities.

However, due to the letter of intent that was executed on October 18, 2010, between us and HBMK Limited (“HBMK”), a BVI corporation, whereby HBMK and us intend to enter into and complete a Purchase Agreement (the “Definitive Agreement”), where we intend to acquire 100% of the issued and outstanding shares of capital stock of HBMK (the “HBMK Shares”) in exchange for 28,000,000 shares of our common stock, on the terms and subject to the conditions to be set out in the Definitive Agreement, we intend to change our business to that of the wholly-owned subsidiary, or soon to be wholly owned subsidiary, of HBMK Limited, Hubei Minkang Pharmaceutical Co., Ltd., a People’s Republic of China corporation, which produces and markets Traditional Chinese Medicine in China as well as markets its products to other countries.

We do not intend to hire any employees at this time.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $4,975 and total assets of $652,425.  Our total current assets as of September 30, 2010 comprise of cash in the amount of $4,975.  Our total current liabilities as of September 30, 2010 were $439,073 represented by accounts payable and accrued liabilities of $81,680 and shareholders’ loans of $357,393.  As a result, on September 30, 2010, we had a working capital deficiency of $434,098.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $4,975 as of September 30, 2010, which is not anticipated to be sufficient to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements or shareholder loans, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operations

Operating activities used $353,915 in cash for the period from inception (April 17, 2006) to September 30, 2010.  Our net loss of $2,321,848 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to September 30, 2010, used $4,391 for the purchase of equipment and $2,319,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,322,503.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to September 30, 2010 was $2,681,393 represented as loans from shareholders of $1,777,393, which includes the repayment of shareholders loans of $150,000, and proceeds from the sale of our stock of $904,000.

Three Month Period Ended September 30, 2010

Revenues:  We did not generate any revenues during the three month period ended September 30, 2010.

Professional fees:  Professional fees were $17,395 and $2,134 for the three months ended September 30, 2010 and 2009, respectively.

Depreciation: Depreciation expenses were Nil and $190 for the three months ended September 30, 2010 and 2009, respectively.

Bank charges: Bank charges and interest expenses were Nil and $45 for the three months ended September 30, 2010 and 2009, respectively.

Filing and registration:  Filing and registration expenses were $3,008 and $1,293 for the three months ended September 30, 2010 and 2009, respectively.

Office and miscellaneous:  Office and miscellaneous expenses were Nil and Nil for the three months ended September 30, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $22,217 and $20,635 for the three months ended September 30, 2010 and 2009, respectively.

Net Loss:  Net loss was $42,620 and $24,297 for the three months ended September 30, 2010 and 2009, respectively.  This increase in net loss of $18,323 resulted primarily from an increase in professional expenses and filing and registration expenses during the three months ended September 30, 2010.

Six Month Period Ended September 30, 2010

Revenues:  We did not generate any revenues during the six month period ended September 30, 2010.

Professional fees:  Professional fees were $31,418 and $2,603 for the six months ended September 30, 2010 and 2009, respectively.

Depreciation: Depreciation expenses were Nil and $380 for the six months ended September 30, 2010 and 2009, respectively.

Bank charges: Bank charges and interest expenses were Nil and $144 for the six months ended September 30, 2010 and 2009, respectively.

Filing and registration:  Filing and registration expenses were $6,373 and $1,293 for the six months ended September 30, 2010 and 2009, respectively.

Office and miscellaneous:  Office and miscellaneous expenses were Nil and $668 for the six months ended September 30, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $43,809 and $41,157 for the six months ended September 30, 2010 and 2009, respectively.

Net Loss:  Net loss was $81,600 and $46,245 for the six months ended September 30, 2010 and 2009, respectively.  This increase in net loss of $35,355 resulted primarily from an increase in professional expenses and filing and registration expenses during the six months ended September 30, 2010.

Loan Obligations

On March 3, 2008, a shareholder loaned us $622,500 which is due on demand bearing no interest.  On July 22, 2008, we authorized the repayment of $40,000 of this loan to the shareholder.  On March 20, 2008, the same shareholder loaned us $800,000 which is due on demand bearing no interest.

On March 25, 2008, another shareholder loaned us $225,000 which is due on demand bearing no interest.  On May 20, 2008, we authorized the repayment of $100,000 of this loan to the shareholder. This same shareholder has loaned us the following amounts on the following dates which are due on demand bearing no interest:

Amount of Loan	Date of Loan
$132,840	August 28, 2008
$1,053	February 17, 2009
$8,000	June 15, 2009
$20,000	January 29, 2010
$18,000	March 26, 2010
$50,000	June 8, 2010
$50,000	July 8, 2010

On June 23, 2010, we authorized the repayment of $10,000 of this loan to the shareholder.

On March 18, 2009, our sole officer and director loaned us $400, which is due on demand bearing no interest.  In addition, on April 30, 2009, our sole officer and director loaned us $1,000, which is also due on demand bearing no interest.  On June 23, 2010, we authorized the repayment of $1,400 of this loan to the officer and director.

Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital.

During the period ended September 30, 2010, we were advised by the two shareholders who had loaned us funds that they had assigned their rights, title and interest in a portion of shareholder loans totaling $1,020,000 and $400,000 respectively, to third parties who are not shareholders.  After the assignment, the loans payable to shareholders was $357,393 and other loans payable was $1,420,000.

On September 14, 2010, the outstanding loans of $1,420,000 were converted into 8,352,941 shares of our common stock at $0.17 per share.

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

Subsequent Events

On October 18, 2010, we entered into a letter of intent with HBMK Limited (“HBMK”), a BVI corporation, whereby HBMK and us intend to enter into and complete a Definitive Agreement, where we intend to acquire 100% of the issued and outstanding shares of capital stock of HBMK in exchange for 28,000,000 shares of our common stock, on the terms and subject to the conditions to be set out in the Definitive Agreement.  HBMK Limited is the sole shareholder of Hubei Minkang Pharmaceutical Co., Ltd., a People’s Republic of China corporation, or is in the process of acquiring all of the issued and outstanding shares in the capital of Hubei Minkang Pharmaceutical Co., Ltd., which is a modern pharmaceutical enterprise that produces and markets Traditional Chinese Medicine in China as well as markets its products to the U.S., Japan, Canada, Singapore, Malaysia, Thailand and Hong Kong among other countries.

Effective October 20, 2010, we completed a merger with our wholly owned subsidiary, Hubei Minkang Pharmaceutical Ltd., a Nevada corporation.  As a result, we changed our name from “Nexgen Petroleum Corp.” to “Hubei Minkang Pharmaceutical Ltd.”  We changed the name of our company to better reflect the intended direction and business of our company.

In addition, effective October 20, 2010, we effected a one (1) for eight (8) reverse stock split of our authorized, issued and outstanding common stock.  As a result, our authorized capital has decreased from 1,350,000,000 shares of common stock with par value of $0.001 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share to 168,750,000 shares of common stock with par value of $0.001 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share, and correspondingly our issued and outstanding capital has decreased from 64,765,941 shares of common stock to 8,095,747 shares of common stock.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2010.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and

(3)
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

As of September 30, 2010 management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

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
we plan to appoint one or more outside directors to our Board of Directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 14, 2010, we issued 2,352,941 shares of our common stock an individual in Singapore with respect to the conversion of a debt of $400,000 owing to him from us at a conversion price of $0.17 per share.  We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On September 14, 2010, we issued 3,000,000 shares of our common stock to an individual in Singapore with respect to the conversion of a debt of $510,000 owing to him from us at a conversion price of $0.17 per share.  We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On September 14, 2010, we issued 3,000,000 shares of our common stock to an individual in Singapore with respect to the conversion of a debt of $510,000 owing to him from us at a conversion price of $0.17 per share.  We believe that the issuance is exempt from registration under Regulation S and/or Section 4(2) under the Securities Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

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

HUBEI MINKANG PHARMACEUTICAL LTD. (Registrant)
Date: November 14, 2010	By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)