Form 10-Q
period 2010-12-31
Hubei Minkang Pharmaceutical Ltd.
filed 2011-02-14
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.
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
☐ Yes                   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,095,747 shares of common stock with a par value of $0.001 as of February 1, 2011.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended December 31, 2010 and 2009 and period from April 17, 2006 (inception) to December 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for period from April 17, 2006 (inception) to December 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 and period from April 17, 2006 (inception) to December 31, 2010 (unaudited); and
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2010, are not necessarily indicative of the results that can be expected for the full year.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at December 31, 2010 and March 31, 2010

	December 31, 2010	March 31, 2010
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash	$12,611	$7,350
Prepaid expenses	-	-
Total current assets	12,611	7,350

Oil and gas properties ( successful efforts basis)	647,450	647,450

Property and equipment – Note 3	-	-

TOTAL ASSETS	$660,061	$654,800

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$62,193	$134,864
Shareholders’ loans – Note 5	357,393	1,688,793

Total current liabilities	419,586	1,823,657

TOTAL LIABILITIES	419,586	1,823,657

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 168,750,000 shares authorized, 8,117,592 (March 31, 2010: 56,413,000) shares issued and outstanding	64,787	56,413
Additional paid in capital	2,509,144	1,014,978
Deficit accumulated during the development stage	(2,333,456)	(2,240,248)
Total stockholders’ equity (deficit)	240,475	(1,168,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$660,061	$654,800

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
Three Months and Nine Months ended December 31, 2010 and 2009
Period from April 17, 2006 (Inception) to December 31, 2010

	Three months ended December 31, 2010		Three months ended December 31, 2009	Nine months ended December 31, 2010		Nine months ended December 31, 2009	Period from April 17, 2006 (Inception) to December 31, 2010

Revenues	$	- 0-	$-0-		$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees		4,841	59,715		36,259	62,318	383,188
Amortization		-0-	5		-0-	385	2,379
Bank charges and interest		-0-	52		-0-	196	1,781
Foreign exchange loss (gain)		-0-	(85)		-0-	(85)	92
Filing and registration		811	2,277		7,184	3,570	19,661
Product development		-0-	-0-		-0-	-0-	30,455
Office and miscellaneous		-0-	-0-		-0-	1,749	9,835
Total general and administrative		5,652	61,964		43,443	67,052	447,391

Net loss before other expense		(5,652)	(61,964)		(43,443)	(67,052)	(447,391)

Other expense
Interest income		-0-	-0-		-0-	-0-	3,765
Interest expense		(5,956)	(20,805)		(49,765)	(61,962)	(217,156)
Impairment of oil and gas properties		-0-	-0-		-0-	-0-	(1,672,350)
Loss on sale of equipment		-0-	-0-		-0-	-0-	(324)
Total other income (expense)		(11,608)	(20,805)		(49,765)	(61,962)	(1,886,065)

Net loss		$(11,608)	$(82,769)		$(93,208)	$(129,014)	$(2,333,456)

Net loss per share:
Basic and diluted		$0 .00	$(0.01).	$	(..01)	$(0 .02)	$0.00

Weighted average shares outstanding:
Basic and diluted (adjusted for stock splits)		8,117,593	7,051,625		7,522,961	7,051,625

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from April 17, 2006 (Inception) to December 31, 2010

	Common stock		Additional paid-in capital	Share subscriptions	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	135,000,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	135,000,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	135,000,000	9,000	84,904	470,000	(209,289)	354,615

Proceeds of share subscription				344,000		344,000
Voluntary surrender and cancellation of shares	(80,000,000)
Par value adjustment	-	46,000	(46,000)	-	-	-
Issuance of common stock for $ 1 per share	215,000	215	214,785	(215,000)
Issuance of common stock for $ .50 per share	1,198,000	1,198	597,802	(599,000)
Imputed interest on shareholder loan			80,720			80,720
Net loss for the period	-	-	-	-	(199,588)	(199,588)
Balance, March 31, 2009	56,413,000	56,413	932,211	-	(408,877)	579,747
Imputed interest on shareholder loan			82,767			82,767
Net loss for the period	-	-	-	-	(1,831,371)	(1,831,371)
Balance, March 31, 2010	56,413,000	56,413	1,014,978	-	(2,240,248)	(1,168,857)
Shares issued for debt	8,352,941	8,353	1,411,647			1,420,000
Imputed interest on shareholder loan			49,765			49,765
Effect of 8:1 reverse stock split	(56,670,199)
Issuance of common shares for $ 1.50 per share	21,850	21	32,754			32,775

Net loss for the period	-	-	-	-	(93,208)	(93,208)
Balance, December 31, 2010	8,117,592	$64,787	$2,509,144	$-	$(2,333,456)	$240,475

See accompanying notes to financial statements.

 HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended December 31, 2010 and 2009
Period from April 17, 2006 (Inception) to December 31, 2010

	Nine months ended December 31, 2010	Nine months ended December 31, 2009	Period from April 17, 2006 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,208)	$(129,014)	$(2,333,456)
Adjustments to reconcile net loss to Cash used by operating activities:
Impairment			1,672,350
Depreciation	-0-	385	2,379

Imputed interest	49,765	61,962	217,156
Loss on sale of property and equipment	-0-	-0-	324
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
Accounts payable and accrued liabilities	(72,671)	62,137	62,193
CASH FLOWS USED IN OPERATING ACTIVITIES	(116,114)	(4,530)	(379,054)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	-0-	-0-	(2,319,800)
Proceeds on disposal of property and equipment	-0-	-0-	1,688
Purchase of property and equipment	-0-	-0-	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	(2,322,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	88,600	9,000	1,777,393
Share subscription received	-0-	-0-	470,000
Proceeds from sales of common stock	32,775	-0-	466,775
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	121,375	9,000	2,714,168

NET INCREASE (DECREASE) IN CASH	5,261	4,470	12,611
Cash, beginning of period	7,350	3,626	-0-
Cash, end of period	$12,611	$8,096	$12,611

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued to settle debt	$1,420,000	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$49,765	$41,157
Income taxes paid	$-	$-
See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Hubei Minkang Pharmaceutical Ltd. (“Hubei”) was incorporated as DGT Corp. in Nevada on April 17, 2006.  On September 20, 2007, the Company completed a merger with subsidiary Blackrock Petroleum Corp. and changed its name from DGT Corp. to Blackrock Petroleum Corp. On June 5, 2008, the Company completed a merger with subsidiary Nexgen Petroleum Corp. and changed its name from Blackrock Petroleum Corp. to Nexgen Petroleum Corp. On October 20, 2010, the Company completed a merger with subsidiary Hubei Minkang Pharmaceutical Ltd., a Nevada corporation and as a result changed its name from Nexgen to Hubei Minkang Pharmaceutical Ltd.

Hubei is currently a development stage company which intends to acquire interests in leases for oil and gas prospects and then drill exploratory and development wells with industry participants. With the completion of the merger with Hubei, the company will be disposing of its oil and gas properties and will be producing and marketing Traditional Chinese Medicine in China as well as various other countries.

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
December 31, 2010

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
December 31, 2010

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	December 31,	March 31,
	2010	2010

Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(2,291)	(2,291)
	$-	$-

The capital asset is being depreciated on a straight-line basis over its estimated useful life of three years. In August 2006, certain computer equipment was disposed of for proceeds of $1,688.

NOTE 4 – INCOME TAXES

For the period ended December 31, 2010, Hubei has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,333,000 at December 31, 2010, and will expire beginning in the year 2026.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$793,375
Valuation allowance	(793,375)
Net deferred tax asset	$-

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
December 31, 2010

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

In September 2010, outstanding loans of $ 1,420,000 were converted into 8,352,941 shares of common stock of the company at $.17 per share.

Effective October 20, 2010, Hubei affected a eight (8) for one (1) reverse stock split.

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
December 31, 2010

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
December 31, 2010

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

The Company has analyzed its operations subsequent to December 31, 2010 through January 31, 2011, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

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

As of the date of the filing of this periodic report, HBMK and us have not yet entered into a Definitive Agreement, however, we are still in negotiations and intend on entering into a Definitive Agreement in the near future, with respect to the acquisition of 100% of the capital stock of HBMK.

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

Our stock symbol is “HBMK” and our CUSIP number is 44352W 101.

We do not intend to hire any employees at this time.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $12,611 and total assets of $660,061.  Our total current assets as of December 31, 2010 comprise of cash in the amount of $12,611.  Our total current liabilities as of December 31, 2010 were $419,586 represented by accounts payable and accrued liabilities of $62,193 and shareholders’ loans of $357,393.  As a result, on December 31, 2010, we had a working capital deficiency of $406,975.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $12,611 as of December 31, 2010, which is not anticipated to be sufficient to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements or shareholder loans, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operations

Operating activities used $379,054 in cash for the period from inception (April 17, 2006) to December 31, 2010.  Our net loss of $2,333,456 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to December 31, 2010, used $4,391 for the purchase of equipment and $2,319,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,322,503.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to December 31, 2010 was $2,714,168 represented as loans from shareholders of $1,777,393, which includes the repayment of shareholders loans of $151,400, and proceeds from the sale of our stock as well as share subscriptions received of $936,775.

Three Month Period Ended December 31, 2010

Revenues:  We did not generate any revenues during the three month period ended December 31, 2010.

Professional fees:  Professional fees were $4,841 and $59,715 for the three months ended December 31, 2010 and 2009, respectively.

Depreciation: Depreciation expenses were Nil and $5 for the three months ended December 31, 2010 and 2009, respectively.

Bank charges: Bank charges and interest expenses were Nil and $52 for the three months ended December 31, 2010 and 2009, respectively.

Foreign exchange loss (gain): Foreign exchange loss (gain) was Nil and ($85) for the three months ended December 31, 2010 and 2009, respectively.

Filing and registration:  Filing and registration expenses were $811 and $2,277 for the three months ended December 31, 2010 and 2009, respectively.

Office and miscellaneous:  Office and miscellaneous expenses were Nil and Nil for the three months ended December 31, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $5,956 and $20,805 for the three months ended December 31, 2010 and 2009, respectively.

Net Loss:  Net loss was $11,608 and $82,769 for the three months ended December 31, 2010 and 2009, respectively.  This decrease in net loss of $71,161 resulted primarily from a decrease in professional fees, filing and registration fees and interest expenses during the three months ended December 31, 2010.

Nine Month Period Ended December 31, 2010

Revenues:  We did not generate any revenues during the nine month period ended December 31, 2010.

Professional fees:  Professional fees were $36,259 and $62,318 for the nine months ended December 31, 2010 and 2009, respectively.

Depreciation: Depreciation expenses were Nil and $385 for the nine months ended December 31, 2010 and 2009, respectively.

Bank charges: Bank charges and interest expenses were Nil and $196 for the nine months ended December 31, 2010 and 2009, respectively.

Foreign exchange loss (gain): Foreign exchange loss (gain) was Nil and ($85) for the nine months ended December 31, 2010 and 2009, respectively.

Filing and registration:  Filing and registration expenses were $7,184 and $3,570 for the nine months ended December 31, 2010 and 2009, respectively.

Office and miscellaneous:  Office and miscellaneous expenses were Nil and $1,749 for the nine months ended December 31, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $49,765 and $61,962 for the nine months ended December 31, 2010 and 2009, respectively.

Net Loss:  Net loss was $93,208 and $129,014 for the nine months ended December 31, 2010 and 2009, respectively.  This decrease in net loss of $35,806 resulted primarily from a decrease in professional fees and interest expenses during the nine months ended December 31, 2010.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2010.

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2010, we received gross proceeds of $32,775 from two individuals for the purchase of 21,850 shares of our common stock at a price of $1.50 per share.  We believe that the issuance of such shares when issued will be exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), and/or section 4(2) of the Act as the securities will be issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

The funds received from the investors mentioned above have been or will be used for general corporate purposes.

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

HUBEI MINKANG PHARMACEUTICAL LTD. (Registrant)
Date: February 11, 2011	By:	/s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)