Form 10-K
period 2011-03-31
Hubei Minkang Pharmaceutical Ltd.
filed 2011-07-12
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to  ________ to ___________

Commission File Number: 000-53231.

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
☐ Yes ☐ No*
*The registrant has not yet been phased into the interactive data requirements.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting com pany)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  50,265,941 shares (pre reverse split) X $0.20 = $10,053,188

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
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

9,547,169 shares of common stock as of June 30, 2011.

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

PART I

ITEM 1. BUSINESS

Year of Organization and Corporate History

Hubei Minkang Pharmaceutical Ltd. was incorporated in the State of Nevada on April 17, 2006, under the name DGT Corp.  Our shares of common stock were quoted for trading on the Over-the-Counter Bulletin Board (the “OTCBB”) on December 22, 2006, under the symbol “DGTR”.  On September 20, 2007, our Company and its wholly owned subsidiary, Blackrock Petroleum Corp. merged and our name changed to Blackrock Petroleum Corp.  Our trading symbol on the OTCBB was changed to “BRPC”.  On May 21, 2008, we underwent another merger with our wholly owned subsidiary Nexgen Petroleum Corp.  At that time our name was changed to Nexgen Petroleum Corp. and our trading symbol on the OTCBB was changed to “NXPE” effective June 9, 2008.  On October 20, 2010, we merged with our wholly owned subsidiary, Hubei Minkang Pharmaceutical Ltd., and as result of such merger our name changed to Hubei Minkang Pharmaceutical Ltd.  our trading symbol on the OTCBB was changed to “HBMK” effective October 21, 2010.

Effective September 20, 2007, a forward stock split of our authorized, issued and outstanding common stock was undertaken on a fifteen (15) to one (1) basis.  As a result, our authorized capital increased from 90,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 to 1,350,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.  Our issued and outstanding share capital increased from 9,000,000 shares of common stock to 135,000,000 shares of common stock.

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

Effective October 20, 2010, a reverse stock split of our authorized, issued and outstanding common stock was undertaken on a one (1) to eight (8) basis.  As a result, our authorized capital decreased from 1,350,000,000 shares of common stock with par value of $0.001 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share to 168,750,000 shares of common stock with par value of $0.001 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share.  Our issued and outstanding capital decreased from 64,765,941 shares of common stock to 8,095,747 shares of common stock.

Our Business

When we operated as DGT Corp., we were in the business of providing professional digital photo editing services for photo studios.  However, we changed our business plan and focused our activities on the oil and gas industry as an exploration stage corporation.  We intended to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or the straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants.  We did not operate or intend to operate any properties.  We intended to focus our oil and gas activities in North America as well as other regions.

It was our intention that in the projects in which we hold working interests, another party would typically act as the operator of the project.  With respect to the projects that we participated in, we provided the operator with timely funding for our proportionate share of costs as well as with technical input on how best to develop the property.  As a way to keep our overhead down, we engaged the services of consultants who have technical expertise to best represent our interests.

We currently have an interest in an oil and gas property in Morgan County, Tennessee.  Our principal capital expenditures to date have been $2,044,800 to acquire the interests in the oil and gas property in Morgan County, Tennessee.

To date, we have not been as successful as hoped at developing our oil and gas interests in Morgan County, Tennessee.  We have realized that this business may not present the best opportunity for our company to realize value for our shareholders.  As a result, we have actively been seeking to create shareholder value with a more defined business plan.  On October 18, 2010, we entered into a letter of intent (“LOI”) with HBMK Pharmaceutical Limited (“HBMK”), a BVI corporation, whereby HBMK and us intend to complete a purchase agreement (the “Definitive Agreement”), where we agree to acquire 100% of the issued and outstanding shares of capital stock of HBMK (the “HBMK Shares”) in exchange for 28,000,000 shares of our common stock (the “Exchange Shares”), on the terms and subject to the conditions set out in the Definitive Agreement to be entered into between us and HBMK (the “Proposed Transaction”).  HBMK is the sole shareholder of Hubei Minkang Pharmaceutical Co., Ltd., a company organized under the laws of the People’s Republic of China, which is a modern pharmaceutical enterprise that produces and markets Traditional Chinese Medicines in China as well as markets its products to the US, Japan, Canada, Singapore, Malaysia, Thailand and Hong Kong among other countries.

The LOI contains provisions that allow either party to terminate the LOI if the parties fail to enter into a Definitive Agreement on or before November 15, 2010, unless extended by mutual agreement of the parties in writing for a maximum of 14 days per extension.  Since the parties failed to enter into a Definitive Agreement by November 15, 2010, we have entered into multiple extension agreements with HBMK.  The most recent extension agreement contains a deadline of July 9, 2011.

On July 8, 2011, we entered into a share exchange agreement (the “Share Exchange Agreement”) with HBMK Pharmaceutical Limited (“HBMK”), a BVI corporation, and all of the shareholders of HBMK (the “Vendors”).  Pursuant to the terms of the Share Exchange Agreement, we have agreed to acquire all of the issued and outstanding shares of capital stock of HBMK from the Vendors in exchange for the issuance of 33,500,000 shares of our common stock to the Vendors on a pro rata basis in accordance with each Vendor’s percentage ownership in HBMK, subject to the satisfaction or waiver of certain conditions precedent as set out in the Share Exchange Agreement.  At the closing of the Share Exchange Agreement, HBMK will become our wholly owned subsidiary.

In accordance with the Share Exchange Agreement, Mr. Hsien Loong Wong, our current President, CEO, CFO, Secretary and Treasurer and a director, has agreed to resign as the Company’s President, CEO, CFO, Secretary, Treasurer and director and to appoint Mr. Lee Tong Tai as the President, CEO and a director of the Company, Ms. Ang Siew Khim as the Secretary, Treasurer and a director of the Company, Mr. Johnny Lian Tian Yong as a director of the Company and Mr. Loke Hip Meng as the CFO of the Company.  Mr. Lee Tong Tai, Mr. Johnny Lian Tian Yong, and Ms. Ang Siew Khim will become directors of the Company no sooner than 10 days after a Schedule 14f-1 Information Statement has been filed with the Securities and Exchange Commission and transmitted to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors.

The securities of our company to be issued to the Vendors upon the closing of the Share Exchange Agreement will not be registered under the Securities Act of 1933, as amended, or under the securities laws of any state in the United States, and will be issued in reliance upon an exemption from registration under the Securities Act of 1933. The securities may not be offered or sold in the United States absent registration under the Securities Act of 1933 or an applicable exemption from such registration requirements.

The closing of the Share Exchange Agreement is subject to the satisfaction of conditions precedent to closing as set forth in the Share Exchange Agreement, including the following:

1.	no material adverse effect will have occurred with the business or assets of HBMK Pharmaceutical Limited since the effective date of the Share Exchange Agreement;
2.	our company, HBMK Pharmaceutical Limited and the Vendors will have received all third-party consents and approvals contemplated by the Share Exchange Agreement;
3.	no suit, action or proceeding will be pending or threatened which would prevent the consummation of any of the transactions contemplated by the Share Exchange Agreement;
4.	our company will be reasonably satisfied with our due diligence investigation of HBMK Pharmaceutical Limited and its subsidiaries; and
5.	the board of directors of our company, HBMK Pharmaceutical Limited and the corporate Vendors will have approved the transactions contemplated by the share exchange agreement.

Due to conditions precedent to closing, including those set out above, and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will complete the share exchange as contemplated in the Share Exchange Agreement.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement, which is attached as Exhibit 10.1 to the Form 8-K filed on July 11, 2011, and is incorporated by reference herein.

Our Property — Morgan Highpoint Property, Tennessee, USA

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

Under the Farmout Agreement the participating interests are as follows: Montello USA, as operator, is paying 15% of all costs associated with the test wells to earn a 35% interest in the associated production spacing units; AUL is paying 20% of the costs to earn a 30% interest; PRPL is paying 5% of the costs to earn a 5% interest; and the Company is paying 60% of the costs to earn a 30% interest.  As of March 31, 2011, the Company has incurred $2,044,800 in capital expenditures on this property.  The Morgan Highpoint #3 and the Morgan Highpoint #4 test wells were drilled, completed, cased and shut in.  The Company earned its 30% interest in the associated production spacing units on these two wells on July 1, 2008.

The foregoing description of the Farmout Agreement does not purport to be complete and is qualified in its entirety by reference to the Farmout Agreement, which was attached as Exhibit 10.1 to the Form 8-K filed on March 17, 2008, which is incorporated by reference herein.

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

The foregoing description of the Letter Agreement #1 does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement #1, which was attached as Exhibit 10.2 to the Form 10-KSB filed on July 14, 2008, which is incorporated by reference herein.

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

The foregoing description of the Farmout Agreement #2 does not purport to be complete and is qualified in its entirety by reference to the Farmout Agreement #2, which was attached as Exhibit 10.3 to the Form 10-KSB filed on July 14, 2008, which is incorporated by reference herein.

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

The foregoing description of the Equalization and JO Agreement does not purport to be complete and is qualified in its entirety by reference to the Equalization and JO Agreement, which was attached as Exhibit 10.1 to the Form 10-Q filed on November 14, 2008, which is incorporated by reference herein.

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

The foregoing description of the Amending Agreement does not purport to be complete and is qualified in its entirety by reference to the Amending Agreement, which was attached as Exhibit 10.2 to the Form 10-Q filed on November 14, 2008, which is incorporated by reference herein.

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

The foregoing description of the Letter Agreement #2 does not purport to be complete and is qualified in their entirety by reference to the Letter Agreement #2, which was attached as Exhibit 10.1 to the Form 8-K filed on September 11, 2009, which is incorporated by reference herein.

During the year ended March 31, 2011, the Company recognized an impairment in its oil and gas properties in the amount of $647,450 (2010 - $1,672,350) such that the properties have been fully impaired.

Competition

The Company has been operating in a highly competitive industry, competing with other oil and gas exploration companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world as well as the equipment, labor and materials required to operate such properties.  Most of the Company’s competitors have financial resources, employees and facilities substantially greater than the Company’s.  The principal area of competition is encountered in the financial ability for the Company to acquire acreage positions and drill wells to explore for oil and gas, then, if warranted install production equipment.  Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which the Company may lack technological information or expertise available to other bidders.

Government Regulation

General

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

Employees

As of March 31, 2011, we have no employees.  The Company relies on consultants to carry out its corporate activities.  Consultants were engaged to look out for the Company’s best interests in its non-operated oil and gas property.

Material Agreements

See “Our Property — Morgan Highpoint Property, Tennessee, USA” above for a description of the Farmout Agreement, the Letter Agreement, the Farmout Agreement #2, the Equalization and JO Agreement, the Amending Agreement and the Letter Agreement #2.

On July 8, 2011, we entered into a Share Exchange Agreement with HBMK Pharmaceutical Limited (“HBMK”), a BVI corporation, and all of the shareholders of HBMK (the “Vendors”).  Pursuant to the terms of the Share Exchange Agreement, we have agreed to acquire all of the issued and outstanding shares of capital stock of HBMK from the Vendors in exchange for the issuance of 33,500,000 shares of our common stock to the Vendors on a pro rata basis in accordance with each Vendor’s percentage ownership in HBMK, subject to the satisfaction or waiver of certain conditions precedent as set out in the Share Exchange Agreement.  At the closing of the Share Exchange Agreement, HBMK will become our wholly owned subsidiary.  See “Our Business” above for a more detailed description of the Share Exchange Agreement.

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

During the fiscal year ended March 31, 2011, we were advised by the two shareholders who had loaned us funds that they had assigned their rights, title and interest in a portion of shareholder loans totaling $1,025,107 and $394,893, respectively, to third parties who are not shareholders.  After the assignment, the loans payable to shareholders was $357,393 and other loans payable was $1,420,000.

On September 14, 2010, the outstanding loans of $1,420,000 were converted into 1,044,118 shares (8,352,941 pre-split shares) of our common stock at $0.17 per share.

On June 28, 2011, the remaining shareholder who had a loan payable of $357,393, sold and assigned $178,697 of such loan payable to an individual in Singapore, who was also a shareholder, and $178,696 of such loan payable to an individual in Malaysia pursuant to an Agreement for the Sale and Assignment and Affirmation of Obligations (the “Assignment and Affirmation Agreement”) entered into with each of the individuals and the Company.  On the same date and in conjunction with the Assignment and Affirmation Agreements, the assignees under such agreements entered into Agreements for Conversion of Indebtedness into Common Stock (the “Conversion Agreements”), whereby we agreed with each assignee to convert the indebtedness into an aggregate of 1,429,572 shares of common stock at a price of $0.25 per share, which resulted in the elimination of $357,393 of indebtedness on our books.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

See “Item 1. Business — Our Property — Morgan Highpoint Property, Tennessee, USA” above for a description our property.

Reserves Reported to Other Agencies

We have filed no estimates of total, proved net oil or gas reserves with any other federal authority or agency.

Production

As of March 31, 2011, we do not own any producing properties.

Productive Wells and Acreage

The following table sets forth our leasehold interest in productive oil wells, as of March 31, 2011:

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

(3)
At March 31, 2011, the Company has a 30% interest in three wells that were cased and shut in, in Tennessee, USA as well as a 7% interest in two other wells that were cased and shut in, in Tennessee, USA.

The following table sets forth the amount of our net and gross productive wells and acreage(1) as of March 31, 2011:

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

The following table sets forth the amounts of our undeveloped acreage as of March 31, 2011:

AREA	UNDEVELOPED ACREAGE(1)
	GROSS	NET
Tennessee, USA	1,304	156
(1)
Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

The following table sets forth the results of our oil and gas drilling and acquisition activities as of March 31, 2011:

	EXPLORATORY WELLS			DEVELOPMENT WELLS
AREA	DRY	CASED	PRODUCTIVE	DRY	PRODUCTIVE
Tennessee, USA	0	5(1)	0	0	0
(1)	No wells are presently on stream.

Present Activities

To the date of this annual report, we have earned a 30% working interest in three wells known as the Morgan Highpoint #3, #4 and #5 wells and a 7% working interest in two wells known as the John Bowen #1 and #2 wells that were all drilled in Morgan County, Tennessee.  However, due to (i) delays with the operator, (ii) not having any foreseeable plans with the other participants for exploration on such properties, and (iii) lack of available funds to proceed with any exploration on such properties, management has determined to fully impair the value of the Morgan County, Tennessee properties.

Since we have now entered into a Share Exchange Agreement with HBMK as discussed above under “Our Business”, we plan to focus our efforts on closing the Share Exchange Agreement and concentrating on our new business direction of manufacturing and distributing Traditional Chinese Medicines and Over-The-Counter pharmaceuticals.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “HBMK”.  Our common stock previously traded under the symbol “NXPE” from June 9, 2008 to October 20, 2010, under the symbol “BRPC” from September 20, 2007 until June 9, 2008, and under the symbol “DGTR” from December 22, 2006 to September 20, 2007 without any trading or volume as “DGTR”.

The following historical quotations obtained from online sources reflects the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
March 31, 2011	$0.56	$0.45
December 31, 2010	$3.00	$0.65
September 30, 2010	Not available	Not available
June 30, 2010	Not available	Not available
March 31, 2010	$0.028	$0.0195
December 31, 2009	$0.02	$0.01
September 30, 2009	$0.05	$0.01
June 30, 2009	$0.055	$0.019
March 31, 2009	0.03	0.017

As of March 31, 2011, our common stock closed at price of $0.51

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

Holders

As of June 30, 2011, there are 9,547,169 shares of common stock issued and outstanding held by 57 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended March 31, 2011, we do not have any compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

Not applicable.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Overview

We are a development stage company and have been focusing on acquiring and exploring oil and gas properties primarily in North America.  We currently have interests in oil and gas properties located in Morgan County, Tennessee.  We intended to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants.  We do not intend to operate any properties.  See “Item 1. Business – Our Business” for further details of our business and “Item 2. Properties” for details of our property interests.

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

Due to (i) delays with the operator on the Morgan Highpoint Project, (ii) not having any foreseeable plans with the other participants for exploration on such properties, and (iii) lack of available funds to proceed with any exploration on such properties, management determined to fully impair the value of the Morgan County, Tennessee properties.

To date, we have not been as successful as hoped at developing our oil and gas interests in Morgan County, Tennessee.  We have realized that this business may not present the best opportunity for our company to realize value for our shareholders.  As a result, we have actively been seeking to create shareholder value with a more defined business plan.  On October 18, 2010, we entered into a letter of intent with HBMK Pharmaceutical Limited (“HBMK”), whereby we intend to acquire 100% of the issued and outstanding shares of the capital stock of HBMK (the “HBMK Shares”) in exchange for 28,000,000 shares of our common stock (the “Exchange Shares”), on the terms and subject to the conditions to be set out in a Definitive Agreement to be entered into between us and HBMK (the “Proposed Transaction”).  The successful closing of the Proposed Transaction would result in a change of our business from the exploration and development of oil and gas interests to the production and marketing of Traditional Chinese Medicines and Over-The-Counter pharmaceuticals.

On July 8, 2011, we entered into a share exchange agreement (the “Share Exchange Agreement”) with HBMK and all of the shareholders of HBMK (the “Vendors”).  Pursuant to the terms of the Share Exchange Agreement, we have agreed to acquire all of the issued and outstanding shares of capital stock of HBMK from the Vendors in exchange for the issuance of 33,500,000 shares of our common stock to the Vendors on a pro rata basis in accordance with each Vendor’s percentage ownership in HBMK, subject to the satisfaction or waiver of certain conditions precedent as set out in the Share Exchange Agreement.  At the closing of the Share Exchange Agreement, HBMK will become our wholly owned subsidiary.

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

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $1,433 and total assets of $1,433.  Our total current assets as of March 31, 2011 comprise of cash in the amount of $1,433.  Our total current liabilities as of March 31, 2011 were $432,097 represented by accounts payable and accrued liabilities of $74,704 and shareholders’ loans of $357,393.  As a result, on March 31, 2011, we had a working capital deficiency of $430,664.

Operating activities used $390,232 in cash for the period from inception (April 17, 2006) to March 31, 2011.  Our net loss of $3,009,064 was the primary component of our negative operating cash flow.  Investing activities for the period from inception (April 17, 2006) to March 31, 2011, used $4,391 for the purchase of equipment and $2,319,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,322,503.  Net cash flows provided by financing activities for the period from inception (April 17, 2006) to March 31, 2011 was $2,714,168 represented as loans from shareholders of $1,777,393, which includes the repayment of shareholders loans of $151,400, and proceeds from the sale of our stock of $936,775.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $1,433 as of March 31, 2011, which is not enough to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operation

Fiscal Years Ended March 31, 2011 and 2010

Professional fees: Professional fees were $54,577 and $69,970 for the fiscal years ended March 31, 2011 and 2010, respectively. This decrease was due to the decreased in professional services provided to the Company during the fiscal year ended March 31, 2011.

Depreciation: Depreciation expenses were $nil and $385 for the fiscal years ended March 31, 2011 and 2010, respectively.

Bank Charges:  Bank Charges expenses were $nil and $196 for the fiscal years ended March 31, 2011 and 2010, respectively.

Filing and Registration fees:  Filing and Registration fees were $12,555 and $5,120 for the fiscal years ended March 31, 2011 and 2010, respectively.  This increase was due to the increased number of filings by the Company resulting in increased filing fees for the Company during the fiscal year ended March 31, 2011.

Office and Miscellaneous:  Office and Miscellaneous expenses were $nil and $668 for the fiscal years ended March 31, 2011 and 2010, respectively.

Interest Expense:  Interest expenses were $54,234 and $82,767 for the fiscal years ended March 31, 2011 and 2010, respectively.  This decrease was due to the decrease in the amount of outstanding loans during the fiscal year ended March 31, 2011.

Impairment:  Impairment of the oil and gas properties expenses were $647,450 and $1,672,350 for the fiscal years ended March 31, 2011 and 2010, respectively.  The impairment expense in the fiscal year ended March 31, 2011, was due to the Company fully impairing its oil and gas properties.

Net Loss:  Net loss was $768,816 and $1,831,371 for the fiscal years ended March 31, 2011 and 2010, respectively. This decrease in net loss of $1,062,555 resulted primarily from the impairment write down of $647,450 on the Company’s oil and gas properties during the fiscal year ended March 31, 2011 compared to the impairment write down of $1,672,350 in the fiscal year ended March 31, 2010.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2011

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Hubei Minkang Pharmaceutical Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Hubei Minkang Pharmaceutical Ltd. (an exploration stage company) as of March 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from April 17, 2006 (date of inception) to March 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hubei Minkang Pharmaceutical Ltd. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period from April 17, 2006 (date of inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Hubei Minkang Pharmaceutical Ltd. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
June 28, 2011

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2011 and 2010

ASSETS	2011	2010

Current Assets
Cash and cash equivalents	$1,433	$7,350
Total Current Assets	1,433	7,350

Oil and gas properties (successful efforts basis)	-	647,450

Property and equipment – Note 2	-	-

TOTAL ASSETS	$1 ,433	$654,800

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$74,704	$134,864
Shareholders’ loans - Note 4	357,393	1,688,793
TOTAL LIABILITIES	432,097	1,823,657

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized,-0- shares issued and outstanding	0	0
Common stock, $.001 par value, 1,350,000,000 shares authorized, 8,117,597 shares issued and outstanding ( 2010 - 7,051,625 )	8,118	56,413
Additional paid in capital	2,570,282	1,014,978
Deficit accumulated during the exploration stage	(3,009,064)	(2,240,248)
TOTAL STOCKHOLDERS’ DEFICIT	(430,664)	(1,168,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,433	$654,800

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended March 31, 2011 and 2010
Period from April 17, 2006 (Inception) to March 31, 2011

	Year ended March 31, 2011	Year ended March 31, 2010	Period from April 17, 2006 (Inception) to March 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	54,577	69,970	401,506
Depreciation	-	385	2,379
Bank charges	-	196	1,781
Foreign exchange loss (gain)	-	(85)	92
Filing and registration	12,555	5,120	25,032
Product development	-	-	30,455
Office and miscellaneous	-	668	9,835
TOTAL OPERATING EXPENSES	67,132	76,254	471,080

LOSS FROM OPERATIONS	(67,132)	(76,254)	(471,080)

OTHER INCOME (EXPENSE)
Impairment of oil and gas properties	(647,450)	(1,672,350)	(2,319,800)
Interest income	-	-	3,765
Interest expense	(54,234)	(82,767)	(221,625)
Loss on sale of equipment	-	-	(324)
TOTAL OTHER INCOME (EXPENSE)	(701,684)	(1,755,117)	(2,537,984)

LOSS BEFORE INCOME TAXES	(768,816)	(1,831,371)	(3,009,064)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(768,816)	$(1,831,371)	$(3,009,064)

NET LOSS PER SHARE:
Basic and diluted	$(0 .10)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	7,650,224	7,051,625

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from April 17, 2006 (Inception) to March 31, 2011

	Common stock		Additional paid-in capital	Share subscriptions	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	16,875,000	$9,000	$81,000	$0	$0	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	16,875,000	9,000	81,000	-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	16,875,000	9,000	84,904	470,000	(209,289)	354,615
Proceeds of share subscription	-	-	-	344,000	-	344,000
Par value adjustment	-	46,000	(46,000)	-	-	-
Voluntary surrender and cancellation of shares	(10,000,000)	-	-	-	-	-
Issuance of common stock for $1 per share	26,875	215	214,785	(215,000)	-	-
Issuance of common stock for $0.50 per share	149,750	1,198	597,802	(599,000)	-	-
Imputed interest on shareholder loan	-	-	80,720	-	-	80,720
Net loss for the period	-	-	-	-	(199,588)	(199,588)
Balance, March 31, 2009	7,051,625	56,413	932,211	-	(408,877)	579,747
Imputed interest on shareholder loan	-	-	82,767	-	-	82,767
Net loss for the period	-	-	-	-	(1,831,371)	(1,831,371)
Balance, March 31, 2010	7,051,625	56,413	1,014,978	-	(2,240,248)	(1,168,857)
Shares issued for debt	1,044,118	1,044	1,418,956	-	-	1,420,000
Imputed interest on shareholder loan	-	-	54,234	-	-	54,234
Effect of 8:1 reverse stock split	-	(49,360)	49,360	-	-	-
Issuance of common shares for $1.50 per share	21,850	21	32,754	-	-	32,775
Share correction	4	-	-	-	-
Net loss for the period	-	-	-	-	(768,816)	(768,816)
Balance, March 31, 2011	8,117,597	$8,118	$2,570,282	$-	$(3,009,064)	$(430,664)

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years ended March 31, 2011 and 2010
Period from April 17, 2006 (Inception) to March 31, 2011

	Year ended March 31, 2011	Year ended March 31, 2010	Period from April 17, 2006 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(768,816)	$(1,831,371)	$(3,009,064)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of oil and gas properties	647,450	1,672,350	2,319,800
Depreciation	-	385	2,379
Imputed interest	54,234	82,767	221,625
Loss on sale of property and equipment	-	-	324
Change in non-cash working capital items:
Accounts payable and accrued liabilities	(60,160)	122,593	74,704
Net Cash Provided (Used) by Operating Activities	(127,292)	46,724	(390,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas properties	-	(90,000)	(2,319,800)
Proceeds from disposal of property and equipment	-	-	1,688
Purchase of property and equipment	-	-	(4,391)
Net Cash Used by Investing Activities	-	(90,000)	(2,322,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to) shareholders	88,600	47,000	1,777,393
Share subscription received	-	-	470,000
Proceeds from sale of common stock	32,775	-	466,775
Net Cash Provided by Financing Activities	121,375	47,000	2,714,168

NET INCREASE (DECREASE) IN CASH	(5,917)	3,724	1,433
Cash, beginning of period	7,350	3,626	-
Cash, end of period	$1,433	$7,350	$1,433

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued to settle debt	$1,420,000	$0	$1,420,000

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Hubei Minkang Pharmaceutical Ltd. (“Hubei”) was incorporated as DGT Corp. in Nevada on April 17, 2006.  On September 20, 2007, the Company completed a merger with subsidiary Blackrock Petroleum Corp. and changed its name from DGT Corp. to Blackrock Petroleum Corp. On June 5, 2008, the Company completed a merger with subsidiary Nexgen Petroleum Corp. and changed its name from Blackrock Petroleum Corp. to Nexgen Petroleum Corp. On October 20, 2010, the Company completed a merger with subsidiary Hubei Minkang Pharmaceutical Ltd., a Nevada corporation and changed its name from Nexgen to Hubei Minkang Pharmaceutical Ltd.

On March 10, 2008, the Company entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007.  Under the Farmout Agreement, the Company is paying 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units. See Note 6.

With the completion of the merger with Hubei, the company will be disposing of its oil and gas properties and will be producing and marketing Traditional Chinese Medicine in China as well as various other countries.

Oil and Gas Properties
The Company accounts for oil and gas exploration and development costs using the successful efforts method.  Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.  Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, explanatory well costs will be expensed as dry holes.  All exploratory wells are evaluated for economic viability within one year of well completion and the related capital costs are reviewed quarterly.  Exploratory well costs that discover potentially economically recoverable reserves in areas where a major capital expenditure would be required before production could begin and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized as long as the additional exploratory work is underway or firmly planned.

During the year ended March 31, 2011, the Company recognized an impairment in its oil and gas properties in the amount of $647,450 (2010 - $1,672,350) such that the properties have been fully impaired.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a March 31 fiscal year end.

Cash and Cash Equivalents
For the purposes of presenting cash flows, Hubei considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment
The Company’s capital asset has been capitalized and is being depreciated over its estimated useful life on a straight line basis over a three year period.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2011, there have been no interest or penalties incurred on income taxes.

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition
The Company is in the exploration stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

During the year ended March 31, 2011, the Company affected an 8:1 reverse share split. All share and per share data has been adjusted to reflect such stock split.

Recent Accounting Pronouncements
Hubei does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There was no stock-based compensation issued to employees in 2011 or 2010.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There was no stock-based compensation issued by the Company to non-employees in 2011 or 2010.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31:

	2011	2010
Computer equipment	$2,291	$2,291
Less: Accumulated depreciation	(2,291)	(2,291)
Net property and equipment	$-	$-

NOTE 3 – INCOME TAXES

For the period ended March 31, 2011, Hubei has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,009,000 at March 31, 2011, and will expire beginning in the year 2026.

The provision for Federal income tax consists of the following at March 31:

	2011	2010
Federal income tax attributable to:
Net operating loss carryover	$261,400	$761,684
Less: valuation allowance	(261,400)	(761,684)
Net deferred tax asset	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount at March 31 is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,023,084	$829,544
Valuation allowance	(1,023,084)	(829,544)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 4 – SHAREHOLDERS’ LOANS

On March 3, 2008, a shareholder loaned the Company $622,500 which is due on demand bearing no interest.  On July 22, 2008, the Company authorized the repayment of $40,000 of this loan to the shareholder.  On March 20, 2008, the same shareholder loaned the Company $800,000 which is due on demand bearing no interest.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 – SHAREHOLDERS’ LOANS (continued)

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

On June 23, 2010, the Company authorized the repayment of $10,000 of this loan to the shareholder

On March 18, 2009, our sole officer and director loaned the Company $400, which is due on demand bearing no interest.  In addition, on April 30, 2009, our sole officer and director loaned the Company $1,000, which is also due on demand bearing no interest. These loans were repaid during the current fiscal year.

During the period ended September 30, 2010, the Company was advised by the two shareholders that they had assigned their rights, title and interest in a portion of shareholder loans totaling $1,025,107 and $394,893 respectively, to third parties who are not shareholders of the Company.  In September 2010, outstanding loans of $1,420,000 were converted into 8,352,941 (1,044,118 post-split) shares of common stock of the company at $.17 per share

Imputed interest at 5% per annum has been recorded as an increase in additional paid in capital. Imputed interest expense totaled $54,234 and $82,767 for years ended March 31, 2011 and 2010, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 168,750,000 shares of $0.001 par value commons stock authorized.

At inception, Hubei issued 9,000,000 shares of stock for $90,000 cash.

Effective September 20, 2007, Hubei effected a fifteen (15) for one (1) forward stock split.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

In September 2010, outstanding loans of $1,420,000 were converted into 8,352,941 (1,044,118 post-split) shares of common stock of the company at $.17 per share.

Effective October 20, 2010, Hubei affected an eight (8) for one (1) reverse stock split.  All share and per share data has been adjusted to reflect such stock split.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of March 31, 2011.

As of March 31, 2011, the Company had no warrants or options outstanding.

NOTE 6 – COMMITMENTS

On March 10, 2008, the Company entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007.  Under the Farmout Agreement, the Company is paying 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units.

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
March 31, 2011

NOTE 6 – COMMITMENTS (continued)

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

On October 18, 2010, we entered into a letter of intent (“LOI”) with HBMK Pharmaceutical Limited (“HBMK”), a BVI corporation, whereby HBMK and us intend to complete a purchase agreement (the “Definitive Agreement”), where we will acquire 100% of the issued and outstanding shares of capital stock of HBMK (the “HBMK Shares”) in exchange for 28,000,000 shares of our common stock (the “Exchange Shares”), on the terms and subject to the conditions set out in the Definitive Agreement to be entered into between us and HBMK (the “Proposed Transaction”).  HBMK is the sole shareholder of Hubei Minkang Pharmaceutical Co., Ltd., a company organized under the laws of the People’s Republic of China, which is a modern pharmaceutical enterprise that produces and markets Traditional Chinese Medicine in China as well as markets its products to the US, Japan, Canada, Singapore, Malaysia, Thailand and Hong Kong among other countries.

The LOI contained provisions that allow either party to terminate the LOI if the parties fail to enter into a Definitive Agreement on or before November 15, 2010, unless extended by mutual agreement of the parties in writing for a maximum of 14 days per extension.  Since the parties failed to enter into a Definitive Agreement by November 15, 2010, we have entered into multiple extension agreements with HBMK.  The most recent extension agreement contains a deadline of July 9, 2011.

NOTE 7 – LIQUIDITY AND GOING CONCERN

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

NOTE 8 – SUBSEQUENT EVENT

On June 28, 2011, the remaining shareholder who had a loan payable of $357,393, sold and assigned $178,697 of such loan payable to an individual in Singapore, who was also a shareholder, and $178,696 of such loan payable to an individual in Malaysia pursuant to an Agreement for the Sale and Assignment and Affirmation of Obligations (the “Assignment and Affirmation Agreement”) entered into with each of the individuals and the Company.  On the same date and in conjunction with the Assignment and Affirmation Agreements, the assignees under such agreements entered into Agreements for Conversion of Indebtedness into Common Stock (the “Conversion Agreements”), whereby we agreed with each assignee to convert the indebtedness into an aggregate of 1,429,572 shares of common stock at a price of $0.25 per share, which resulted in the elimination of $357,393 of indebtedness on our books.

The Company has analyzed its operations subsequent to March 31, 2011 through June 28, 2011, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Silberstein Ungar, PLLC are our auditors.  During the Company’s two most recent fiscal years, there were no disagreements with our auditors which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of our auditors would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2011.

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

As of March 31, 2011 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2011:

Name	Age	Positions and Offices Held
Hsien Loong Wong(1)	36	President, CEO, CFO, Secretary, Treasurer and director
Notes:
(1)	Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

Mr. Hsien Loong Wong (age 36) is our President, CEO, CFO, Secretary, Treasurer and a director of our Company.  Mr. Wong worked as an independent consultant to various public companies advising on matters pertaining to business in China and Singapore from 2004 to August 2007.  From June 2001 to December 2003, Mr. Wong worked for Nxtech Wireless, an IT consultancy firm based in Vancouver, Canada.  During his term with Nxtech Wireless, Mr. Wong helped deploy Nxtech Wireless’ services in Singapore and rendered consultancy services for 5G Wireless, a California based Wireless Internet service provider.  Mr. Wong received his Bachelors of Arts (Honors in Communications) from Simon Fraser University in British Columbia, Canada in 2001.  Mr. Wong is not an officer or director of any other reporting issuer at this time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended March 31, 2011, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with.

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

Summary Compensation Table
The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed March 31, 2011, 2010 and 2009:
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Hsien Loong Wong(1) President, CEO, CFO, Treasurer, Secretary & Director	2011 2010 2009	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil
Notes:
(1)	Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007.

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

Retirement Benefits and Change of Control

Not Applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended March 31, 2011 (unless already disclosed above):

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 30, 2011 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 9,547,169 (post reverse stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Hsien Loong Wong	President, CEO, CFO, Secretary, Treasurer and director	1,812,500 Direct	18.9%
Peter Chi Jen Chen	shareholder	668,750 Direct	7.0%
Rita Chou	shareholder	562,500 Direct	5.9%
Directors and Officers as a group (1 person)		1,812,500	18.9%
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

Director Independence

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “OTCBB”).  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently do not have a director that would qualify as an independent director under the definition in the AMEX Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended March 31, 2011, and 2010.

Financial Statements for Year Ended March 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2011	$6,750	$Nil	$Nil	$Nil
2010	$6,750	$Nil	$Nil	$Nil
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation, as amended.
3.2(1)	Bylaws, as amended.
3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on September 7, 2007 and which is effective September 20, 2007
3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on September 7, 2007 and which is effective September 20, 2007.
3.5(3)	Articles of Merger filed with the Secretary of State of Nevada on May 21, 2008 and which was effective June 5, 2008
3.6(4)	Articles of Merger filed with the Secretary of State of Nevada on September 29, 2010 and which was effective on October 20, 2010.
3.7(4)	Certificate of Change filed with the Secretary of State of Nevada on September 29, 2010 and which was effective October 20, 2010.
10.1(5)
Farmout and Participation Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of February 26, 2008 and an execution date of March 10, 2008.

10.2(6)	Letter Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.
10.3(6)	Farmout and Participation Agreement between Montello Resources (USA) Ltd., Park Place Energy Corp., Blackrock Petroleum Corp. and Austin Development Corp., having an effective date of April 11, 2008.
10.4(7)	Equalization and Joint Operating Agreement between the Company, Montello Resources (USA) Ltd., Park Place Energy Corp. and Austin Developments Corp., entered into on August 26, 2008.
10.5(7)	Amending Agreement to the Equalization and Joint Operating Agreement between the Company and Montello Resources (USA) Ltd., entered into on August 21, 2008
10.6(8)	Letter Agreement between Nexgen Petroleum Corp. and Montello Resources Ltd., dated August 25, 2009.
10.7(9)	Settlement and Conversion of Debt Letter Agreement between Nexgen Petroleum Corp. and Sek Toh Tan, dated September 7, 2010.
10.8(9)	Settlement and Conversion of Debt Letter Agreement between Nexgen Petroleum Corp. and Ong Cheng Guan, dated September 7, 2010.
10.9(9)	Settlement and Conversion of Debt Letter Agreement between Nexgen Petroleum Corp. and Ket Kaew Wimontha, dated September 7, 2010.
10.10(10)	Form of Agreement for the Sale and Assignment and Affirmation of Obligations.
10.11(10)	Form of Agreement for Conversion of Indebtedness to Common Stock.
10.12(11)	Share Exchange Agreement between Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited, dated July 8, 2011.

Exhibit No.	Description of Exhibit
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350
99.1	Letter of Intent between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated September 27, 2010, but executed on October 18, 2010
99.2	Extension Agreement between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated effective as of November 15, 2010.
99.3	Extension Agreement #2 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated April 30, 2011.
99.4	Extension Agreement #3 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated May 14, 2011.
99.5	Extension Agreement #4 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated May 28, 2011.
99.6	Extension Agreement #5 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated June 11, 2011.
99.7	Extension Agreement #6 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated June 25, 2011.
Notes:
(1)	Previously filed on Form SB-2 with the SEC via EDGAR on September 19, 2006, and incorporated by reference herein.
(2)	Previously filed on Form 8-K with the SEC via EDGAR on September 21, 2007, and incorporated by reference herein.
(3)	Previously filed on Form 8-K with the SEC via EDGAR on June 9, 2008, and incorporated by reference herein.
(4)	Previously filed on Form 8-K with the SEC via EDGAR on October 27, 2010, and incorporated by reference herein.
(5)	Previously filed on Form 8-K with the SEC via EDGAR on March 17, 2008, and incorporated by reference herein.
(6)	Previously filed on Form 10-KSB with the SEC via EDGAR on July 14, 2008, and incorporated by reference herein.
(7)	Previously filed on Form 10-Q with the SEC via EDGAR on November 14, 2008, and incorporated by reference herein.
(8)	Previously filed on Form 8-K with the SEC via EDGAR on September 11, 2009, and incorporated by reference herein.
(9)	Previously filed on Form 8-K with the SEC via EDGAR on September 22, 2010, and incorporated by reference herein.
(10)	Previously filed on Form 8-K with the SEC via EDGAR on July 1, 2011, and incorporated by reference herein.
(11)	Previously filed on Form 8-K with the SEC via EDGAR on July 11, 2011, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of July, 2011.

HUBEI MINKANG PHARAMCEUTICAL LTD. (Registrant)
By: /s/ Hsien Loong Wong Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Hsien Loong Wong Hsien Loong Wong	President, CEO, CFO, Secretary, Treasurer & Director	July 12, 2011

EXHIBIT INDEX

Exhibit #		Page#
31.1	Certificate pursuant to Rule 13a-14(a).	29
31.2	Certificate pursuant to Rule 13a-14(a).	31
32.1	Certificate pursuant to 18 U.S.C. Section 1350.	33
32.2	Certificate pursuant to 18 U.S.C. Section 1350.	34
99.1	Letter of Intent between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated September 27, 2010, but executed on October 18, 2010	35
99.2	Extension Agreement between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated effective as of November 15, 2010.	40
99.3	Extension Agreement #2 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated April 30, 2011.	42
99.4	Extension Agreement #3 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated May 14, 2011.	44
99.5	Extension Agreement #4 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated May 28, 2011.	46
99.6	Extension Agreement #5 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated June 11, 2011.	48
99.7	Extension Agreement #6 between Hubei Minkang Pharmaceutical Ltd. and HBMK Pharmaceutical Limited, dated June 25, 2011.	50