Form 10-Q
period 2011-06-30
Hubei Minkang Pharmaceutical Ltd.
filed 2011-08-12
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.
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
☒ Yes                       ☐ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes                       ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,547,169 shares of common stock with a par value of $0.001 as of August 11, 2011.

USE OF NAMES

In this annual report, the terms “Hubei Minkang,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Hubei Minkang Pharmaceutical Ltd. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to our patented technology; (3) our ability to bring new products to market; (4) market demand for our products; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability and cost of materials required to produce our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by applicable law, including the securities laws of the United States, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011 (unaudited);
F-2	Statements of Operations for the three months ended June 30, 2011 and 2010 and period from April 17, 2006 (inception) to June 30, 2011 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for period from April 17, 2006 (inception) to June 30, 2011 (unaudited);
F-4	Statements of Cash Flows for the three months ended June 30, 2011 and 2010 and period from April 17, 2006 (inception) to June 30, 2011 (unaudited); and
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the full year.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of June 30, 2011 and March 31, 2011

	June 30,	March 31,
	2011	2011
ASSETS

Current assets
Cash	$558	$1,433
Prepaid expenses	-	-
Total current assets	558	1,433

Oil and gas properties ( successful efforts basis)	-	-

TOTAL ASSETS	$558	$1,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$138,031	$74,704
Shareholders’ loans- Note 4	0	357,393

TOTAL LIABILITIES	138,031	432,097

STOCKHOLDERS’ EQUITY( DEFICIT):
Common stock, $.001 par value, 1,350,000,000 shares authorized, 9,547,165 ( 2011:8,117,593 ) shares issued and outstanding	9,547	8,118
Additional paid in capital	2,930,713	2,570,282
Share subscriptions	-	-
Deficit accumulated during the exploration stage	(3,077,733)	(3,009,064)
Total stockholders’ equity (deficit)	(137,473)	(430,664)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$558	$1,433

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months ended June 30, 2011 and June 30, 2010
Period from April 17, 2006 (Inception) to June 30, 2011

	Three months ended June 30, 2011	Three months ended June 30, 2010	Period from April 17, 2006 (Inception) to June 30, 2011

Revenues	$0-	$0-	$0-

General and administrative expenses:
Professional fees	63,822	14,023	465,328
Depreciation	0	-	2,379
Bank charges	0	-	1,781
Foreign exchange loss (gain)	0	-	92
Filing and registration	380	3,365	25,412
Product development	0	-	30,455
Office and miscellaneous	0	-	9,835
Total general and administrative	64,202	17,388	535,282

Net loss before other expense	(64,202)	(17,388)	(535,282)

Other income (expense)
Impairment of oil and gas properties	-	-	(2,319,800)
Interest income	-	-	3,765
Interest expense	(4,467)	(21,592)	(226,092)
Loss on sale of equipment	-0-	-0-	(324)

Net loss	$(68,669)	$(38,980)	$(3,077,733)

Net loss per share:
Basic and diluted	$0 .00	$0 .00

Weighted average shares outstanding:
Basic and diluted, as adjusted for	8,594,117	7,051,625

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from April 17, 2006 (Inception) to March 31 201

	Common stock		Additional paid-in	Share	Deficit accumulated during the
	Shares	Amount	capital	subscriptions	development stage	Total
Issuance of common stock for cash @$.001	16,875,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	16,875,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	16,875,000	$9,000	$84,904	$470,000	$(209,289)	$354,615

Proceeds of share subscription				344,000		344,000
Par value adjustment		46,000	(46,000)
Voluntary surrender and cancellation of shares	(10,000,00)
Issuance of common stock for $ 1 per share	26,875	215	214,785	(215,000)
Issuance of common stock for $ .50 per share	149,750	1,198	597,802	(599,000)
Imputed interest on shareholder loan			80,720			80,720
Net loss for the period	-	-	-	-	(199,588)	(199,588)
Balance, March 31, 2009	7,051,625	$56,413	$932,211	$-0-	$(408,877)	$579,747
Imputed interest on shareholder loan			82,767			82,767
Net loss for the period	-	-	-	-	(1,831,371)	(1,831,371)
Balance, March 31, 2010	7,051,625	$56,413	$1,014,978	$-0-	$(2,240,248)	$(1,168,857)
Shares issued for debt	1,044,118	1,044	1,418,956			1,420,000
Imputed interest on shareholder loan			54,234			54,234
Effect of 8:1 reverse stock split		(49,360)	49,360
Issuance of common shares for $ 1.50 per share	21,850	21	32,754			32,775
Share correction	4
Net loss for the period	-	-	-	-	(768,816)	(768,816)
Balance, March 31, 2011	8,117,597	$8,118	$2,570,282	$-	$(3,009,064)	$(430,664)
Imputed interest on shareholder loan	-	-	4,467	-		4,467
Shares issued for debt	1,429,572	1,429	355,964			357,393
Net loss for the period					(68,669)	(68,669)
Balance, June 30, 2011	9,547,169	$9,547	$2,930,713	$-	$(3,077,733)	$(137,473)

See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three months ended June 30, 2011 and June 30, 2010
Period from April 17, 2006 (Inception) to June 30, 2011

	Three months ended June 30, 2011	Three months ended June 30, 2010	Period from April 17, 2006 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,669)	$(38,980)	$(3,077,733)
Adjustments to reconcile net loss to Cash used by operating activities:
Impairment	0	0	2,319,800
Depreciation	0	0	2,379

Imputed interest	4,467	21,592	226,092
Loss on sale of property and equipment	0	0	324
Change in non-cash working capital items Prepaid expenses	0	0	-0-
Accounts payable and accrued liabilities	63,327	(9,361)	138,031
CASH FLOWS USED IN OPERATING ACTIVITIES	(875)	(26,749)	(391,107)
CASH FLOWS USED IN INVESTING ACTIVITIES
Oil and gas properties	0	0	(2,319,800)
Proceeds on disposal of property and equipment	0	0	1,688
Purchase of property and equipment	0	0	(4,391)
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0	(2,322,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from (repayments to)shareholders	0	38,600	1,777,393
Share subscription received	0	0	470,000
Proceeds from sales of common stock	0	0	466,775
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	38,600	2,714,168

NET INCREASE (DECREASE) IN CASH	(875)	11,851	558
Cash, beginning of period	1,433	7,350	-0-
Cash, end of period	$558	$19,201	$558

SUPPLEMENTAL CASH FLOW INFORMATION
	11
Interest paid	$0	$0	$0
Shares issued to settle debt	$357,393	$0	$1,777,393
See accompanying notes to financial statements.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Hubei Minkang Pharmaceutical Ltd. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2011 as reported in Form 10-K, have been omitted.

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

On March 10, 2008, Hubei entered into a Farmout and Participation Agreement with respect to two test wells on an oil and gas lease dated December 22, 2007.  Under the Farmout Agreement, Hubei pays 60% of all costs associated with the test wells to earn a 30% interest in the associated production spacing units. See Note 6.

Upon the intended completion of the reverse acquisition with HBMK Pharmaceutical Limited, a BVI corporation, the company will change its business focus to producing and marketing Traditional Chinese Medicine in China as well as various other countries.

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

During the year ended March 31, 2011, the Company recognized an impairment in its oil and gas properties in the amount of $ 647,450 (2010 - $ 1,672,350) such that the properties have been fully impaired.

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

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

NOTE 3 – INCOME TAXES

For the period ended June 30, 2011, Nexgen has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,078,000 at June 30, 2011, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2011
Deferred tax asset attributable to:
Net operating loss carryover	$1,046,500
Valuation allowance	(1,046,500)
Net deferred tax asset	$-

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 – SHAREHOLDERS’ LOANS (continued)

On June 28, 2011, the remaining shareholder who had a loan payable of $357,393, sold and assigned $178,697 of such loan payable to an individual in Singapore, who was also a shareholder, and $178,696 of such loan payable to an individual in Malaysia pursuant to an Agreement for the Sale and Assignment and Affirmation of Obligations (the “Assignment and Affirmation Agreement”) entered into with each of the individuals and the Company.  On the same date and in conjunction with the Assignment and Affirmation Agreements, the assignees under such agreements entered into Agreements for Conversion of Indebtedness into Common Stock (the “Conversion Agreements”), whereby the Company agreed with each assignee to convert the indebtedness into an aggregate of 1,429,572 shares of common stock at a price of $.25 per share, which resulted in the elimination of $357,393 of indebtedness on the Company’s books.

NOTE 5 – COMMON STOCK

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

In September 2010, outstanding loans of $ 1,420,000 were converted into 8,352,941 (1,044,118 post-split) shares of common stock of the company at $.17 per share.

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – COMMON STOCK (continued)

Effective October 20, 2010, Hubei affected an eight (8) for one (1) reverse stock split.

During the year ended March 31, 2011, Hubei received stock subscription proceeds related to a private placement of 21,850 shares at $1.50 per share. On April 27, 2011, Hubei issued the 21,850 shares due to the closing of the private placement at $1.50 per share.

During the quarter ended June 30, 2011, outstanding loans of $357,393 were converted into 1,429,572 post-split shares of common stock of the company at $.25 per share.

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
June 30, 2011

NOTE 6 – COMMITMENTS (continued)
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

The LOI contains provisions that allow either party to terminate the LOI if the parties fail to enter into a Definitive Agreement on or before November 15, 2010, unless extended by mutual agreement of the parties in writing for a maximum of 14 days per extension.  Since the parties failed to enter into a Definitive Agreement by November 15, 2010, Hubei entered into multiple extension agreements with HBMK.  The most recent extension agreement contained a deadline of July 9, 2011.

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

NOTE 8 SUBSEQUENT EVENT

On July 8, 2011, the Company entered into a share exchange agreement with HBMK Pharmaceutical Limited (“HBMK”), a BVI corporation, and all of the shareholders of HBMK (the “Vendors”).  Pursuant to the terms of the share exchange agreement, the Company has agreed to acquire all of the issued and outstanding shares of capital stock of HBMK from the Vendors in exchange for the issuance of 33,500,000 shares of common stock of the Company to the Vendors on a pro rata basis in accordance with each Vendor’s percentage ownership in HBMK, subject to the satisfaction or waiver of certain conditions precedent as set out in the share exchange agreement.

Effective August 1, 2011, the Company, HBMK Pharmaceutical Limited (“HBMK”) and all the shareholders of HBMK (the “Vendors”), entered into an Extension Agreement (the “Extension Agreement”) with respect to the Share Exchange Agreement that was entered into between the same parties, dated July 8, 2011.   Since the closing date of the Share Exchange Agreement was to occur no later than August 1, 2011, the parties decided to enter into the Extension Agreement so that the latest closing date of the Share Exchange Agreement shall take place on or before August 16, 2011.

Upon the intended closing of the share exchange agreement, HBMK will become a wholly owned subsidiary of the Company.  HBMK is the sole shareholder of Hubei Minkang Pharmaceutical Co., Ltd., a company organized under the laws of the People’s Republic of China, which is a modern pharmaceutical enterprise that produces and markets Traditional Chinese Medicines and some chemical pharmaceuticals in China as well as markets its products to the US, Japan, Canada, Singapore, Malaysia, Thailand and Hong Kong among other countries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

Overview

We were incorporated in the State of Nevada on April 17, 2006, under the name DGT Corp. and commenced operations shortly thereafter.  We intended to provide professional digital photo editing services for photo studios targeting potential customers in North America, with plans to expand globally.

However, in late 2007 we determined to change our business plan from the professional digital photo editing services and intended to focus our activities on the oil and gas industry as an exploration and development company.

We currently have no sources of revenue and we have not been satisfied with our business plan to operate as an oil and gas exploration and development company and have actively been seeking to create shareholder value with a more defined business plan.

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

On April 18, 2008, Mr. Hsien Loong Wong, President, CEO and a director of the Company, who held in aggregate 94,500,000 post forward stock split shares of common stock of the Company, voluntarily agreed to surrender for cancellation in aggregate 80,000,000 shares of common stock in order to encourage equity investment into the Company.  The cancellation of these 80,000,000 shares took place on April 18, 2008, resulting in Mr. Wong reducing his share holdings to only 14,500,000 shares registered in his name at that time.

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

We maintain our statutory registered agent’s office at Nevada Agency & Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our business office is located at 2808 Cowan Circle, Las Vegas, NV 89107. This is our mailing address as well.

Plan of Operations

We have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues to date.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from other sources.  Our only other source for cash at this time is investments by others in us.

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

We currently have an interest in an oil and gas property in Morgan County, Tennessee, however, due to (i) delays with the operator on the Morgan Highpoint Project, (ii) not having any foreseeable plans with the other participants for exploration on such properties, and (iii) lack of available funds to proceed with any exploration on such properties, management determined to fully impair the value of the Morgan County, Tennessee properties in the fiscal year ended March 31, 2011.

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

Effective August 1, 2011, we entered into an Extension Agreement (the “Extension Agreement”) with HBMK Pharmaceutical Limited (“HBMK”) and all the shareholders of HBMK (the “Vendors”) with respect to the Share Exchange Agreement that was entered into between the same parties, dated July 8, 2011.   Since the closing date of the Share Exchange Agreement was to occur no later than August 1, 2011, the parties decided to enter into the Extension Agreement so that the latest closing date of the Share Exchange Agreement shall take place on or before August 16, 2011.

Conditions Precedent to the Closing of the Share Exchange Agreement

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

Due to conditions precedent to closing, including those set out above, and the risk that the conditions precedent will not be satisfied, there is no assurance that we will complete the share exchange as contemplated in the share exchange agreement.  In the event that we are unable to complete the share exchange agreement, our management will continue to search for alternative business opportunities to pursue.

Results of Operations

The following discussion of our financial condition and results of operations should be read together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Three Month Period Ended June 30, 2011

Revenues:  We did not generate any revenues during the three month period ended June 30, 2011.

Professional fees:  Professional fees were $63,822 and $14,023 for the three months ended June 30, 2011 and 2010, respectively. This increase in professional fees can be attributed to increased expenses in connection with the letter of intent and share exchange agreement with HBMK, and conversion of indebtedness matters.

Depreciation: Depreciation expenses were Nil and Nil for the three months ended June 30, 2011 and 2010, respectively.

Bank charges: Bank charges and interest expenses were Nil and Nil for the three months ended June 30, 2011 and 2010, respectively.

Foreign exchange loss (gain): Foreign exchange loss (gain) was Nil and Nil for the three months ended June 30, 2011 and 2010, respectively.

Filing and registration:  Filing and registration expenses were $380 and $3,365 for the three months ended June 30, 2011 and 2010, respectively.

Office and miscellaneous:  Office and miscellaneous expenses were Nil and Nil for the three months ended June 30, 2011 and 2010, respectively.

Interest expense:  Interest expenses were $4,467 and $21,592 for the three months ended June 30, 2011 and 2010, respectively.  The decrease in interest expense was attributed to the decrease in shareholder loans during the three month period ended June 30, 2011.

Net Loss:  Net loss was $68,669 and $38,980 for the three months ended June 30, 2011 and 2010, respectively.  This increase in net loss of $29,689 resulted primarily from an increase in professional fees from $14,023 during the three months ended June 30, 2010 to $63,822 during the three months ended June 30, 2011.

Cash Flow Used in Operating Activities

Operating activities used $391,107 in cash for the period from inception (April 17, 2006) to June 30, 2011.  Our net loss of $3,077,733 was the primary component of our negative operating cash flow.

Cash Flow Provided by Financing Activities

Net cash flows provided by financing activities for the period from inception (April 17, 2006) to June 30, 2011 was $2,714,168 represented as loans from shareholders of $1,777,393, which includes the repayment of shareholders loans of $151,400, and proceeds from the sale of our stock as well as share subscriptions received of $936,775.

Cash Flow Provided by Investing Activities

Investing activities for the period from inception (April 17, 2006) to June 30, 2011, used $4,391 for the purchase of equipment and $2,319,800 for the acquisition of oil and gas property interests, offset by proceeds received on the sale of equipment of $1,688 for a total of $2,322,503.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets, consisting of cash, of $558 and current liabilities, consisting of accounts payable and accrued liabilities, of $138,031.  As a result, on June 30, 2011, we had a working capital deficiency of $137,473.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $558 as of June 30, 2011, which is not anticipated to be sufficient to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will need to raise additional funds through the issuance of equity securities or through debt financing.  There can be no assurance that we will be successful in raising additional capital or that actual cash requirements will not exceed our estimates.  We intend to fulfill any additional cash requirement through the sale of our equity securities.  We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings.  If we are unsuccessful in raising sufficient funds through future capital raising efforts, we may review other financing options.

On June 28, 2011, we agreed to settle the outstanding amount of $357,393 owed to two creditors by the issuance of 1,429,572 shares of our common stock.

We estimate that the cash needed to fund general expenditures for the next twelve month period is approximately $200,000.  Our expenditures for the next twelve months are expected to include professional fees, consulting fees, transfer agent fees, bank charges and miscellaneous expenses.

In the event that our expenditures exceed estimates, our required expenditures over the next twelve months will increase. In the event that we complete the share exchange agreement with HBMK, we expect that these expenditures may increase to reflect the expenditures necessary to pursue our new business plan.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable or that we will have sufficient resources to meet our objectives.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices and reduced corporate profits and capital spending. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing.

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

During the period ended September 30, 2010, we were advised by the two shareholders who had loaned us funds that they had assigned their rights, title and interest in a portion of shareholder loans totaling $1,025,107 and $394,893 respectively, to third parties who are not shareholders.  After the assignment, the loans payable to shareholders was $357,393 and other loans payable was $1,420,000.

On September 14, 2010, the outstanding loans of $1,420,000 were converted into 8,352,941 (1,044,118 post-split) shares of our common stock at $0.17 per share.

On June 28, 2011, the remaining shareholder who had a loan payable of $357,393, sold and assigned $178,697 of such loan payable to an individual in Singapore, who was also a shareholder, and $178,696 of such loan payable to an individual in Malaysia pursuant to an Agreement for the Sale and Assignment and Affirmation of Obligations (the “Assignment and Affirmation Agreement”) entered into with each of the individuals and us.  On the same date and in conjunction with the Assignment and Affirmation Agreements, the assignees under such agreements entered into Agreements for Conversion of Indebtedness into Common Stock (the “Conversion Agreements”), whereby we agreed with each assignee to convert the indebtedness into an aggregate of 1,429,572 shares of common stock at a price of $.25 per share, which resulted in the elimination of $357,393 of indebtedness on our books.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2011.

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

As of June 30, 2011 management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011.

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
we plan to appoint one or more outside directors to our Board of Directors who shall be appointed to the audit committee resulting in a fully functioning audit committee that will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2011, we issued 21,850 shares of our common stock to two individuals due to the closing of our private placement at $1.50 per share for total gross proceeds of $32,775.  We believe that the issuances are exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

The proceeds from the above transactions have been or will be used for general corporate purposes.

On June 29, 2011, we issued 714,788 shares of our common stock to an individual in Singapore pursuant to an Agreement for Conversion of Indebtedness to Common Stock, dated June 28, 2011, entered into with the individual in Singapore at a price of $0.25 per share resulting in the elimination of $178,697 of indebtedness on our books.  We believe that the issuance is exempt from registration pursuant to Section 3(a)(9) and/or Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on June 29, 2011, we issued 714,784 shares of our common stock to an individual in Malaysia pursuant to an Agreement for Conversion of Indebtedness to Common Stock, dated June 28, 2011, entered into with the individual in Malaysia at a price of $0.25 per share resulting in the elimination of $178,696 of indebtedness on our books.  We believe that the issuance is exempt from registration pursuant to Section 3(a)(9) and/or Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

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

HUBEI MINKANG PHARMACEUTICAL LTD. (Registrant)
Date: August 11, 2011	By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)