Form 10-Q/A
period 2011-06-30
Hubei Minkang Pharmaceutical Ltd.
filed 2011-08-29
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)

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

INTRODUCTORY NOTE

This amendment to our quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Relevant Report”) corrects the following reporting errors and omissions in our financial statements for the quarterly period ended June 30, 2011 (the “Relevant Statements”):

•
Financial Statements – The Balance Sheet in the Relevant Statements were amended to revise the authorized common stock from 1,350,000,000 shares to 168,750,000 shares and the issued and outstanding shares from 9,547,165 to 9,547,169.

•
Financial Statements – The Statement of Stockholders Equity (Deficit) in the Relevant Statements were amended under the column titled “Common Stock – Shares” to correct the voluntary surrender and cancellation of shares to properly reflect 10,000,000 during the fiscal year ended March 31, 2009.

•
Financial Statements – Note 4 (“Shareholders’ Loans”) to the Relevant Statements was amended to indicate that the loans made by our sole officer and director were repaid during the fiscal year ended March 31, 2011.

Aside from the foregoing, this Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the Relevant Report.

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of June 30, 2011 and March 31, 2011

	June 30,	March 31,
	2011	2011
ASSETS

Current assets
Cash	$558	$1,433
Prepaid expenses	-	-
Total current assets	558	1,433

Oil and gas properties ( successful efforts basis)	-	-

TOTAL ASSETS	$558	$1,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$138,031	$74,704
Shareholders’ loans- Note 4	0	357,393

TOTAL LIABILITIES	138,031	432,097

STOCKHOLDERS’ EQUITY( DEFICIT):
Common stock, $.001 par value, 168,750,000 shares authorized, 9,547,169 ( 2011:8,117,597 ) shares issued and outstanding	9,547	8,118
Additional paid in capital	2,930,713	2,570,282
Share subscriptions	-	-
Deficit accumulated during the exploration stage	(3,077,733)	(3,009,064)
Total stockholders’ equity (deficit)	(137,473)	(430,664)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$558	$1,433

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

HUBEI MINKANG PHARMACEUTICAL LTD.
(formerly Nexgen Petroleum Corp.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from April 17, 2006 (Inception) to March 31 201

	Common stock		Additional paid-in capital	Share subscriptions	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	16,875,000	$9,000	$81,000	$-0-	$-	$90,000
Net loss for the period	-	-	-	-	(81,059)	(81,059)
Balance, March 31, 2007	16,875,000	9,000	81,000	-0-	(81,059)	8,941
Proceeds of share subscription				470,000		470,000
Imputed interest on shareholder loan			3,904			3,904
Net loss for the period	-	-	-	-	(128,230)	(128,230)
Balance, March 31, 2008	16,875,000	$9,000	$84,904	$470,000	$(209,289)	$354,615

Proceeds of share subscription				344,000		344,000
Par value adjustment		46,000	(46,000)
Voluntary surrender and cancellation of shares	(10,000,000)
Issuance of common stock for $ 1 per share	26,875	215	214,785	(215,000)
Issuance of common stock for $ .50 per share	149,750	1,198	597,802	(599,000)
Imputed interest on shareholder loan			80,720			80,720
Net loss for the period	-	-	-	-	(199,588)	(199,588)
Balance, March 31, 2009	7,051,625	$56,413	$932,211	$-0-	$(408,877)	$579,747
Imputed interest on shareholder loan			82,767			82,767
Net loss for the period	-	-	-	-	(1,831,371)	(1,831,371)
Balance, March 31, 2010	7,051,625	$56,413	$1,014,978	$-0-	$(2,240,248)	$(1,168,857)
Shares issued for debt	1,044,118	1,044	1,418,956			1,420,000
Imputed interest on shareholder loan			54,234			54,234
Effect of 8:1 reverse stock split		(49,360)	49,360
Issuance of common shares for $ 1.50 per share	21,850	21	32,754			32,775
Share correction	4
Net loss for the period	-	-	-	-	(768,816)	(768,816)
Balance, March 31, 2011	8,117,597	$8,118	$2,570,282	$-	$(3,009,064)	$(430,664)
Imputed interest on shareholder loan	-	-	4,467	-		4,467
Shares issued for debt	1,429,572	1,429	355,964			357,393
Net loss for the period					(68,669)	(68,669)
Balance, June 30, 2011	9,547,169	$9,547	$2,930,713	$-	$(3,077,733)	$(137,473)

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

On June 23, 2010, the Company authorized the repayment of $10,000 of this loan to the shareholder

On March 18, 2009, our sole officer and director loaned the Company $400, which is due on demand bearing no interest.  In addition, on April 30, 2009, our sole officer and director loaned the Company $1,000, which is also due on demand bearing no interest.  These loans were repaid during the fiscal year ended March 31, 2011.

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

HUBEI MINKANG PHARMACEUTICAL LTD. (Registrant)
Date: August 26, 2011	By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)