Form 10-Q/A
period 2011-06-30
Hubei Minkang Pharmaceutical Ltd.
filed 2011-09-14
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #2)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 is to furnish the correct Exhibit 101 to the Amendment No. 1 to this Quarterly Report, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Amendment No. 1. This Amendment No. 2 does not reflect subsequent events occurring after the date of the original filing or modify or update in any way disclosures made in the original filing.

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

11

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD. (Registrant)
Date: September 13, 2011	By: /s/ Hsien Loong Wong
Hsien Loong Wong
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)

12