Form 10-Q
period 2011-09-30
Hubei Minkang Pharmaceutical Ltd.
filed 2011-11-21
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-53231

HUBEI MINKANG PHARMACEUTICAL LTD.

(Exact name of registrant as specified in its charter)

 Nevada
(State or other jurisdiction of incorporation or organization)

 26-24106855
(I.R.S. Employer Identification No.)

 55 Ubi Ave. 3, #03-01, Mintwell Building
Singapore
(Address of principal executive offices)

408864
(Zip Code)

 +65-6747-7883
Registrant's telephone number, including area code

 2808 Cowan Circle
Las Vegas, NV  89107
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes  [  ]   No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)

 Accelerated filer   [  ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  43,047,169 shares of common stock as of November 21, 2011.

USE OF NAMES

In this annual report, the terms "Hubei Minkang," "Company," "we," or "our," unless the context otherwise requires, mean Hubei Minkang Pharmaceutical Ltd. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this quarterly report on Form 10-Q constitute "forward-looking statements" as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to our patented technology; (3) our ability to bring new products to market; (4) market demand for our products; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability and cost of materials required to produce our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-2     Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010;

F-3     Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 (unaudited);

F-4     Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2011 (unaudited);

F-5     Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); and

F-6     Notes to the Consolidated Financial Statements.

It is the opinion of management that the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company's audited annual financial statements for the year ended December 31, 2010. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company's audited annual financial statements as of and for the year ended December 31, 2010, which were attached to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2011.

Hubei Minkang Pharmaceutical Ltd.

September 30, 2011 and 2010

Index to Consolidated Financial Statements

Hubei Minkang Pharmaceutical Ltd.

Consolidated Balance Sheets

September 30, 2011

December 31, 2010

(Unaudited)

ASSETS

CURRENT ASSETS:

Cash

$

3,146,108

$

1,394,805

Restricted cash, unearned government grant

466,756

453,734

Banker's acceptance notes receivable

598,405

156,189

Accounts receivable, net

1,809,405

2,325,674

Advance on purchases

532,826

417,921

Inventories

2,956,992

2,408,027

Prepayments and other current assets

164,736

40,878

Total Current Assets

9,675,228

7,197,228

INVESTMENT

-

-

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment

5,378,473

5,165,118

Accumulated depreciation

(877,916)

(619,987)

PROPERTY, PLANT AND EQUIPMENT, net

4,500,557

4,545,131

LAND USE RIGHTS

Land use rights

2,423,020

2,343,643

Accumulated amortization

(327,108)

(281,237)

LAND USE RIGHTS, net

2,095,912

2,062,406

PURCHASED FORMULAE

Purchased formulae

1,882,506

1,820,835

Accumulated amortization

(1,270,691)

(1,092,501)

PURCHASED FORMULAE, net

611,815

728,334

Total Assets

$

16,883,512

$

14,533,099

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Loans payable

$

3,127,346

$

846,971

Accounts payable

2,429,302

2,515,884

Customer deposits

657,606

122,078

Taxes payable

-

763,749

Advances from stockholders

401,271

808,922

Working capital advances

781,836

-

Unearned government grant

466,756

453,734

Accrued expenses and other current liabilities

1,243,173

1,443,829

Total Current Liabilities

9,107,290

6,955,167

Total Liabilities

9,107,290

6,955,167

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Proferred stock, $0.001 par value: 10,000,000 shares authorized;

none issued or outstanding

-

-

Common stock, $0.001 par value: 168,750,000 shares authorized;

43,047,169 and 33,500,000 shares issued and outstanding, respectively

43,047

33,500

Additional paid-in capital

3,439,480

3,586,500

Retained earnings

3,024,458

2,958,645

Acumulated other comprehensive income:

Foreign currency translation gain

1,269,237

999,287

Total Stockholders' Equity

7,776,222

7,577,932

Total Liabilities and Stockholders' Equity

$

16,883,512

$

14,533,099

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2011

For the Three Months Ended September 30, 2010

For the Nine Months Ended September 30, 2011

For the Nine Months Ended September 30, 2010

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Net Revenues

$

3,181,496

$

4,461,102

$

8,305,281

$

11,067,250

Cost of Goods Sold

1,610,148

1,992,985

4,253,671

5,017,902

Gross Margin

1,571,348

2,468,117

4,051,610

6,049,348

Operating Expenses

Advertising expenses

2,266

1,644

9,071

13,661

Selling expenses

628,409

571,091

1,449,980

1,629,168

Professional fees

260,436

-

260,436

-

Research and development

20,386

21,293

31,416

36,180

Stamp tax on Minkang change of ownership

504,298

-

504,298

-

General and administrative expenses

484,678

423,283

1,552,153

1,335,903

Total operating expenses

1,900,473

1,017,311

3,807,354

3,014,912

Income (Loss) from Operations before Other (Income) Expense

(329,125)

1,450,806

244,256

3,034,436

OTHER (INCOME) EXPENSE:

Government grants - energy conservation

(2,254)

-

(2,254)

-

Interest income

13,814

(9,042)

(6,064)

(11,724)

Interest expense

50,135

39,198

118,873

119,909

Other (income) expense

19,086

(70,016)

14,422

11,004

Other (income) expense, net

80,781

(39,860)

124,977

119,189

Income (Loss) from Operations before Income Tax Provision

(409,906)

1,490,666

119,279

2,915,247

Income Tax Provision (Benefit)

(68,204)

427,933

53,466

804,118

Net Income (Loss)

(341,702)

1,062,733

65,813

2,111,129

Other Comprehensive Income

Foreign currency translation gain

93,631

118,458

269,950

141,660

Total other comprehensive income

93,631

118,458

269,950

141,660

Comprehensive Income (Loss)

$

(248,071)

$

1,181,191

$

335,763

$

2,252,789

Net Income (Loss) Per Common Share - Basic and Diluted

Net income (loss) per common share

$

-0.01

$

0.03

$

0.00

$

0.06

Weighted average common shares outstanding:

- basic and diluted

34,444,215

33,500,000

33,816,011

33,500,000

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity For the Year Ended December 31, 2010 and for the Interim Period Ended September 30, 2011

(Unaudited)

Common Stock, $0.001 Par Value

 Number of
Shares

Amount

  Additional
Paid-in
Capital

 Retained
Earnings

 Accumulated Other
Comprehensive Income
Foreign Currency
Translation Gain

 Total Stockholders'
Equity

Balance, December 31, 2009

33,500,000

$

33,500

$

3,586,500

$

754,214

$

768,296

$

5,142,510

Comprehensive income

Net income

2,204,431

2,204,431

Other comprehensive income

Foreign urrency translation gain

230,991

230,991

Total comprehensive income

2,435,422

Balance, December 31, 2010

33,500,000

33,500

3,586,500

2,958,645

999,287

7,577,932

Reverse acqusition adjustment

9,547,169

9,547

(147,020)

(137,473)

Comprehensive income

Net income

65,813

65,813

Other comprehensive income

Foreign urrency translation gain

269,950

269,950

Total comprehensive income

335,763

Balance, September 30, 2011

43,047,169

$

43,047

$

3,439,480

$

3,024,458

$

1,269,237

$

7,776,222

See accompanying notes to the financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011

For the Nine Months Ended September 30, 2010

(Unaudited)

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income

$

65,813

$

2,111,129

Adjustments to reconcile net income to net cash provided by (used in) operating activities

Depreciation expense

236,931

175,233

Amortization expense

177,533

169,505

Changes in operating assets and liabilities:

Banker's acceptance notes receivable

(436,926)

1,347,416

Accounts receivable

595,038

(414,873)

Advance on purchases

(100,751)

-

Inventories

(467,409)

(47,045)

Prepayments and other current assets

(51,880)

(74,827)

Accounts payable

(309,823)

289,301

Customer deposits

531,394

(269,896)

Taxes payable

(860,211)

286,024

Unearned government grants

(2,346)

-

Accrued expenses and other current liabilities

(249,557)

(510,811)

Net cash provided by (used in) operating activities

(872,194)

3,061,156

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired from acquisition

558

-

Release of restricted cash

2,346

-

Purchases of property, plant and equipment

(38,418)

(496,426)

Net cash used in investing activities

(35,514)

(496,426)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans payable

3,127,346

-

Repayment of loans payable

(875,657)

-

Amounts received from (repayment made to) stockholders

(435,048)

-

Working capital advances

781,836

-

Repayment of long-term debt

-

(313,522)

Net cash provided by (used in) financing activities

2,598,477

(313,522)

Effect of exchange rate changes on cash

60,534

65,090

Net change in cash

1,751,303

2,316,298

Cash at beginning of period

1,394,805

1,338,815

Cash at end of period

$

3,146,108

3,655,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid

$

118,873

$

119,909

Income tax paid

$

431,793

$

682,075

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.

September 30, 2011 and 2010

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.)

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.) ("Hubei" or the "Company") was incorporated on April 17, 2006 under the laws of the State of Nevada.  Through various acquisitions and name changes, the Company engaged in the business of acquiring, exploring and developing oil and gas properties.

On October 20, 2010, the Company changed to its current name, Hubei Minkang Pharmaceutical Ltd. to reflect its intended acquisition of HBMK Pharmaceutical Limited ("HBMK"), a BVI corporation.

The Company discontinued its oil and gas exploration business upon consummation of the share exchange agreement ("Share Exchange Agreement") with HBMK and all of the shareholders of HBMK on September 21, 2011.

HBMK Pharmaceutical Limited and subsidiary

HBMK Pharmaceutical Limited

HBMK Pharmaceutical Limited was incorporated on June 29, 2010 under the laws of the Territory of the British Virgin Islands ("BVI").  HBMK was formed by the stockholders of Sensori Holdings (S) Pte Ltd., the sole stockholder of Hubei Minkang Pharmaceutical Co., Ltd. for the sole purpose of acquiring all of the registered and contributed capital of Hubei Minkang Pharmaceutical Co., Ltd.  For the period from June 29, 2010 (inception) through October 12, 2010 (the date of recapitalization), HBMK was inactive and had no assets or liabilities.

Hubei Minkang Pharmaceutical Co. Ltd.

Hubei Minkang Pharmaceutical Co., Ltd. ("Minkang") was incorporated on December 18, 2003 under the laws of the People's Republic of China ("PRC").  Minkang engages in the research, development, manufacturing and distribution of traditional Chinese medicine.

Merger of Minkang

On October 12, 2010, Sensori Holdings (S) Pte Ltd., the sole stockholder of Minkang transferred all of the registered and contributed capital of Minkang to HBMK.  The acquisition of Minkang by HBMK has been treated as a recapitalization of Minkang as both HBMK and Minkang are under common control.

Pursuant to Paragraph 805-50-15-6 of the FASB Accounting Standards Codification the financial statements of HBMK and Minkang are being combined as if the acquisition of Minkang had occurred as of the first date of the first period presented giving retroactive effect to the issuance of the common stock.

Acquisition of HBMK Pharmaceutical Limited and subsidiary recognized as a reverse acquisition

On July 8, 2011 Hubei entered into a share exchange agreement (the "Share Exchange Agreement") with HBMK and all of the shareholders of HBMK and consummated the Share Exchange Agreement on September 21, 2011 with the HBMK stockholders representing 100% of then issued and outstanding capital stock of HBMK.  Pursuant to the terms of the Share Exchange Agreement, Hubei acquired all of the issued and outstanding shares of capital stock of HBMK from HBMK's then stockholders in exchange for 33,500,000 shares of the Hubei's common stock.  The number of shares issued represented approximately 77.8% of the issued and outstanding common stock immediately after the consummation of the Share Exchange.  As a result of the ownership interests of the former shareholders of HBMK, for financial statement reporting purposes, the merger between Hubei and HBMK has been treated as a reverse acquisition with HBMK deemed the accounting acquirer and Hubei deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of HBMK (the accounting acquirer) are carried forward to Hubei (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of Hubei and the assets and liabilities of HBMK which are recorded at historical cost.  The equity of the combined entity is the historical equity of HBMK retroactively restated to reflect the number of shares issued by Hubei in the transaction.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company's Current Report on Form 8-K, filed with the SEC on October 11, 2011.

Principles of consolidation

The consolidated financial statements include all accounts of Hubei as of September 30, 2011 and for the period from September 21, 2011 (date of acquisition) through September 30, 2011; all accounts of HBMK as of September 30, 2011 and 2010, for the interim period ended September 30, 2010, and for the period from June 29, 2010 (inception) through September 30, 2010; and all accounts of Minkang as of September 30, 2011 and 2010 and for the interim periods then ended.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company's significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts, normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, land use rights, and purchased formulae; interest rates; revenue and government grant realized or realizable and earned; sales returns and allowances; value added tax rate, income tax rate and related tax provision; foreign currency exchange rate and functional currency of foreign subsidiaries.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash, restricted cash - unearned government grants, banker's acceptance notes receivable, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, taxes payable, unearned government grants, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

The Company's loans payable, and long-term debt approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair value of non-financial assets or liabilities measured on a recurring basis

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors.  Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include property, plant and equipment, land use rights, and purchased formulae are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management's estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management's plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company's manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company's products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted cash, unearned government grants

The Company follows paragraph 210-10-45-4 of the FASB Accounting Standards Codification for restricted cash, unearned government grants. Restricted cash, unearned government grants represents grants received from the City of Yichang government in September 2010 to be used in the Company's environmental protection and improvement projects.

Banker's acceptance notes receivable

The Company accepts bankers' acceptance notes in payment of accounts receivable with certain customers.  These notes are usually of a short term nature, approximately three to nine months in length.  They are non-interest bearing, are due on the date of maturity; are paid by the customers' bank or credit worthy issuer upon presentation.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

There was no allowance for doubtful accounts at September 30, 2011 or December 31, 2010.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on purchases

Advance on purchases primarily represents amounts paid to vendors for future delivery of products ranging from three (3) months to nine (9) months, all of which are fully or partially refundable depending upon the terms and conditions of the purchase agreements.

Inventories

The Company values inventories, consisting of raw materials, packaging material and finished goods, at the lower of cost or market.  Cost is determined on the first-in and first-out ("FIFO") method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

The Company follows paragraph 330-10-30-3 of the FASB Accounting Standards Codification for the allocation of production costs and charges to inventories.  The Company allocates fixed production overhead to inventories based on the normal capacity of the production facilities expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.  Judgment is required to determine when a production level is abnormally low (that is, outside the range of expected variation in production).  Factors that might be anticipated to cause an abnormally low production level include significantly reduced demand, labor and materials shortages, and unplanned facility or equipment down time.  The actual level of production may be used if it approximates normal capacity.  In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost.  The amount of fixed overhead allocated to each unit of production is not increased as a consequence of abnormally low production or idle plant and  unallocated overheads of underutilized or idle capacity of the production facilities are recognized as period costs in the period in which they are incurred rather than as a portion of the inventory cost.

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the Company's production facilities, and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. The management of the Company determines its normal capacity based upon the amount of operating hours of the manufacturing machinery and equipment in a reporting period.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to twenty (20) years.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of income and comprehensive income (loss).  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Land use rights

Land use rights represent the cost to obtain the rights to use certain parcels of land in the City of Yichang, Hubei Province, PRC.  Land use rights are carried at cost and amortized on a straight-line basis over the lives of the rights of fifty (50) years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Purchased formulae

The Company has adopted paragraph 350-30-25-3 of the FASB Accounting Standards Codification for purchased formulae.  Under the requirements, the Company amortizes the costs of purchased formulae over their estimated useful lives of ten (10) years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Customer deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreements.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from trucking or rail company and title transfers when the goods arrive at their destination, based on free on board ("FOB") destination; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Net sales of products represent the invoiced value of goods, net of value added taxes ("VAT").  The Company is subject to VAT which is levied on all of the Company's products at the rate of 17% on the invoiced value of sales.  Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales, if any.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraphs 605-45-45-19 through 605-45-45-23 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Advertising costs

Advertising costs are expensed as incurred.

Research and development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs") and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 "Research and Development Arrangements") for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  The research and development arrangements usually involve specific research and development projects.  Often times, the Company makes non-refundable advances upon signing of these research and development arrangements.  The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification (formerly Emerging Issues Task Force Issue No. 07-3 "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities") for those non-refundable advances.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or the related services are performed.  The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered.  If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

Government grants

Receipts of government grants (i) to construct environmental protection and improvement projects and (ii) to encourage research and development and (iii) to subsidize energy conservation activities which are non-refundable are credited to unearned government grants upon receipt. The grants are used for purchases of assets, to subsidize the research and development and energy conservation expenses incurred, for compensation expenses already incurred or for good performance of the Company.

Grants applicable to the construction of the environmental protection and improvement projects are recorded as a credit to the total cost of pollution prevention projects upon completion of the pollution prevention projects.  For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred and records related government grants as credit to research and development and pollution prevention project cost accordingly.  For government grants received as compensation for expenses already incurred are recognized as income in the period they become recognizable.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income (loss) in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company's reporting currency or Chinese Yuan or Reminbi, the Company's functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company's statements of income and comprehensive income (loss).

Foreign currency translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification ("Section 830-10-45") for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses.  Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.  If a subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss).  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary's local currency to be the functional currency for its foreign subsidiary.

The financial records of the Company are maintained in their local currency, the Renminbi ("RMB"), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders' equity.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.  Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

September 30, 2011

December 31, 2010

September 30, 2010

December 31, 2009

Balance sheets

6.3952

6.6118

6.6981

6.8372

Statements of income and comprehensive income

6.6558

6.7788

6.8164

6.8409

Comprehensive income (loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification ("Section 220-10-45") to present comprehensive income (loss).  Section 220-10-45 establishes rules for the reporting of comprehensive income (loss) and its components.  Comprehensive income (loss), for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company's consolidated statements of income and comprehensive income (loss) and stockholders' equity.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to

report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 "Fair Value Measurement" ("ASU 2011-04").  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

    An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity's net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity's net, rather than gross, exposure to those risks.

    In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

    Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "Comprehensive Income" ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - RESTRICTED CASH - UNEARNED GOVERNMENT GRANT

Restricted cash - unearned government grant at September 30, 2011 and December 31, 2010 consisted of the following:

September 30, 2011

December 31, 2010

 Restricted cash - unearned government grant

$

466,756

$

453,734

$

466,756

$

453,734

Management has estimated that the Company will complete certain environmental protection and improvement projects and earn the entire grant currently held in the restricted cash in 2011.

NOTE 4- INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

September 30, 2011

December 31, 2010

 Raw materials

$

635,269

$

319,861

 Packaging materials

165,450

182,014

 Work in process

771,129

530,396

 Finished goods

1,385,144

1,375,756

$

2,956,992

$

2,408,027

Slow-moving or obsolescence markdowns

There were no slow-moving or inventory obsolescence adjustments for the interim period ended September 30, 2011 or 2010.

Lower of cost or market adjustments

There were no lower of cost or market adjustments for the interim period ended September 30, 2011 or 2010.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, less accumulated depreciation at September 30, 2011 and December 31, 2010 consisted of the following:

Estimated Useful Life (Years)

September 30, 2011

December 31, 2010

Buildings

20

$

3,454,635,

$

3,218,291

Construction in progress

275,265

566,608

Machinery and equipment

7

1,364,351

1,111,755

Vehicles

5

173,967

168,268

Office equipment and electronic Instrument

5-8

110,255

100,196

5,378,473

5,165,118

 Less accumulated depreciation

(877,916

)

(619,987

)

$

4,500,557

$

4,545,131

Depreciation  expense

Depreciation expense for the interim periods ended September 30, 2011 and 2010 was $236,931 and $175,233, respectively.

NOTE 6 - LAND USE RIGHTS

Land use rights, stated at cost, less accumulated amortization at September 30, 2011 and December 31, 2010, consisted of the following:

September 30, 2011

December 31, 2010

Land use rights

$

2,423,020

$

2,343,643

 Accumulated amortization

(327,108

)

(281,237

)

$

2,095,912

$

2,062,406

Amortization expense

Amortization expense for the interim period ended September 30, 2011 and 2010 was $36,345 and $34,702, respectively.

NOTE 7 - PURCHASED FORMULAE

Purchased formulae, stated at cost, less accumulated amortization at September 30, 2011 and December 31, 2010, consisted of the following:

September 30, 2011

December 31, 2010

Purchased formulae

$

1,882,506

$

1,820,835

 Accumulated amortization

(1,270,691

)

(1,092,501

)

$

611,815

$

728,334

Amortization expense

Amortization expense for the interim period ended September 30, 2011 and 2010 was $141,188 and $134,803, respectively.

NOTE 8 - LOANS PAYABLE

Loans payable at September 30, 2011 and December 31, 2010 consisted of the following:

September 30, 2011

December 31, 2010

Loan payable of RMB2,000,000 from Bank of Communications Limited, Yichang Branch, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum (5.841%), payable monthly, with principal due and paid April 22, 2011.

$

-

$

302,490

Loan payable of RMB3,600,000 from Bank of Communications Limited, Yichang Branch, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum (5.841%), payable monthly, with principal paid June 25, 2011.

-

544,481

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang's buildings and land use rights, with interest at 110% of the bank's benchmark rate, payable monthly, with principal due May 5, 2012.

1,563,674

-

Loan payable of RMB5,000,000 to Yichang City Commercial Bank, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark payable monthly, with principal due January 20, 2012.

781,836

-

Loan payable of RMB5,000,000 to Yichang City Commercial Bank, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark payable monthly, with principal due April 7, 2012.

781,836

-

$

3,127,346

$

846,971

NOTE 9 - RELATED PARTY TRANSACTIONS

Related parties

Related parties with whom the Company had transactions are:

Related Parties

Relationship

KOH, SOCK HUA

Stockholder of the Company

LEE, TONG TAI

Chief Executive Officer and stockholder of the Company

KOH, CHEOH NGUAN

Stockholder of the Company

Sensori Holdings (S) Pte Ltd.

An entity owned and controlled by significant stockholders of the Company

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at September 30, 2011 and December 31, 2010 consisted of the following:

September 30, 2011

December 31, 2010

Advances from stockholders

$

401,271

$

808,922

$

401,271

$

808,922

NOTE 10 - WORKING CAPITAL ADVANCES

For the interim period ended September 30, 2011, Minkang received non-interest bearing working capital advances of RMB5 million (equivalent to $781,836 based on September 30, 2011 foreign exchange rate) from an unrelated third party individual. These advances may be converted into the common shares of the Company at same price per share with the Company's future equity financing via public offering or private placements.

NOTE 11 - UNEARNED AND EARNED GOVERNMENT GRANTS

Unearned government grants at September 30, 2011 and December 31, 2010 and earned government grants for the interim period ended September 30, 2011 and 2010 were as follows:

 Earned Government Grants
for the Interim Period Ended

 Unearned Government Grants
at

 September 30,
2011

 September 30,
2010

 September 30,
2011

 December 31,
2010

Pollution prevention projects

 $

2,254

 $

-

$

466,756

$

453,734

 $

2,254

 $

-

$

467,246

$

453,734

NOTE 12 - STAMP TAX ON MINKANG'S CHANGE OF OWNERSHIP

Minkang was billed a one-time stamp tax of RMB3,356,505.95 (equivalent to $504,298 based on September 30, 2011 foreign exchange rate) in connection with its ownership change from Sensori Holdings (S) Pte Ltd. to HBMK and paid RMB2 million and RMB1,356,505.95 on August 31, 2011 and September 14, 2011, respectively.

NOTE 13 - CONCENTRATIONS AND CREDIT RISK

Customer and credit concentrations

Customer concentrations for the interim period ended September 30, 2011 and 2010 and credit concentrations at September 30, 2011 and December 31, 2010 are as follows:

 Net Sales
for the Interim Period Ended

 Accounts Receivable
at

 September  30,
2011

 September 30,
2010

 September 30,
2011

 December 31,
2010

Customer #0999

56.7%

64.2%

-%

23.0

%

Customer #0579

9.0%

8.9%

7.7%

10.2

%

Customer #1162

5.3%

2.6%

15.9%

7.8

%

Customer #1204

1.5%

1.7%

5.6%

11.2

%

Customer #1212

5.7%

5.7%

13.4%

1.0

%

78.2%

83,1%

42.6%

53.2

%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company's results of operations and financial condition.

Product concentration

Product concentrations for the interim periods ended September 30, 2011 and 2010 are as follows:

September 30, 2011

September 31, 2010

Product # 1

56.4%

64.1%

Product # 2

20.5%

16.2%

 76.9%

 80.3%

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2011, substantially all of the Company's cash was held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 14 - FOREIGN OPERATIONS

Operations

Substantially all of the Company's operations are carried out and all of its assets are located in the PRC.  Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.  The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Interest rate

The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company's results of operations and financial condition.  In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang's borrowings were based on 110% of the banks' benchmark rate, a 1% increase in average interest rates on the Company's borrowings would increase future interest expense by approximately RMB200,000 (approximately $31,000) per year based on the outstanding balances of RMB20 million (approximately $3.1 million) of loans payable at September 30, 2011.

The Company is currently not using any interest rate collars or hedges to manage or reduce interest rate risk.  As a result, any increase in interest rates on the variable rate borrowings would increase interest expense and reduce net income.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the Company's PRC subsidiary's functional currency.

The Company had no foreign currency hedges in place at September 30, 2011 to reduce such exposure.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended September 30, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, a continued downturn in international economic conditions; any adverse occurrence with respect to our patented technology; our ability to bring new products to market; market demand for our products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements, which were attached to our Current Report on Form 8-K filed with the SEC on September 26, 2011.  The results of operations for the periods ended September 30, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

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

However, as we were not as successful as hoped at developing our oil and gas interests in Morgan County, Tennessee up to the time immediately prior to the closing of the share exchange agreement as discussed below and had no sources of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our shareholders.

Our shares of common stock were quoted for trading on the Over-the-Counter Bulletin Board (the "OTCBB") on December 22, 2006, under the symbol "DGTR".  On September 20, 2007, our Company and its wholly owned subsidiary, Blackrock Petroleum Corp. merged and our name changed to Blackrock Petroleum Corp.  Our trading symbol on the OTCBB was changed to "BRPC".  On May 21, 2008, we underwent another merger with our wholly owned subsidiary Nexgen Petroleum Corp.  At that time our name was changed to Nexgen Petroleum Corp. and our trading symbol on the OTCBB was changed to "NXPE" effective June 9, 2008.  On October 20, 2010, we merged with our wholly owned subsidiary, Hubei Minkang Pharmaceutical Ltd., and as result of such merger our name changed to Hubei Minkang Pharmaceutical Ltd. our trading symbol on the OTCBB was changed to "HBMK" effective October 21, 2010.

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

On July 8, 2011, we entered into a share exchange agreement with HBMK Pharmaceutical Limited ("HBMK"), a BVI corporation, and all of the shareholders of HBMK (the "Vendors"), which was disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 11, 2011.  The closing of the share exchange agreement occurred on September 21, 2011.  Pursuant to the terms of the share exchange agreement, we acquired all of the issued and outstanding shares of capital stock of HBMK from the Vendors in exchange for the issuance of 33,500,000 shares of our common stock to the Vendors on a pro rata basis in accordance with each Vendor's percentage ownership in HBMK.

As a result of the closing of the share exchange agreement, HBMK has become our direct wholly-owned subsidiary and Hubei Minkang Pharmaceutical Co., Ltd. ("Hubei Minkang PRC") has become our indirect wholly-owned subsidiary as HBMK is the sole owner of Hubei Minkang PRC, a company organized under the laws of the People's Republic of China.

Our current business is conducted through Hubei Minkang PRC, which is a large-scale pharmaceutical company that mainly produces and markets Traditional Chinese Medicines ("TCM") and some chemical pharmaceuticals, which most are able to be purchased Over-the-Counter ("OTC") and some by prescription only.  Hubei Minkang PRC has three Good Manufacturing Practice ("GMP") certifications, with seven production lines capable of producing 10 different product types including pills, tablets, capsules, granules, oral liquids, syrups, mixtures and injections, in more than 400 formulations and dosages.

We maintain our statutory registered agent's office at Nevada Agency & Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our business office is located at 55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore  408864. This is our mailing address as well.

Plan of Operations

We intend to focus on the business operations of our subsidiary Hubei Minkang PRC.  Hubei Minkang PRC is a modern pharmaceutical company that is engaged in the research, development, manufacture and marketing of TCM and some chemical pharmaceuticals in the PRC as well as markets its products to the US, Japan, Canada, Singapore, Malaysia, Thailand and Hong Kong among other countries.

During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51% interest of a sales distribution company for approximately $1.5 million and to increase commercialization of Hubei Minkang PRC's products including the marketing distribution of existing and potential future products which is anticipated to cost approximately $700,000.  However, if we are not able to raise the required funds for such expansion plans, then we may have to delay some or all of our expansion plans.

Our strategy for executing our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world is to:

  focus production on its highest margin products;

  continuously improve production facilities and process;

  lower production costs while maintaining product quality;

  increase direct sales while reducing distribution costs;

  acquire control of raw material supply;

  develop and acquire new products for manufacture; and

  expand distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the three month periods ended September 30, 2011 and 2010, and the nine month periods ended September 30, 2011 and 2010.

 Three months ended
September 30,

 Nine months ended
September 30,

2011

2010

2011

2010

Net Revenues

$ 3,181,496

$ 4,461,102

$ 8,305,281

$ 11,067,250

Costs of Goods Sold

1,610,148

1,992,985

4,253,671

5,017,902

Gross Margin

1,571,348

2,468,117

4,051,610

6,049,348

Operating Expenses

Advertising expenses

2,266

1,644

9,071

13,661

Selling expenses

628,409

571,091

1,449,980

1,629,168

Professional fees

260,436

-

260,436

-

Research & development

20,386

21,293

31,416

36,180

Stamp tax on Minkang change of ownership

504,298

-

504,298

-

General and administrative expenses

484,678

423,283

1,552,153

1,335,903

Total operating expenses

1,900,473

1,017,311

3,807,354

3,014,912

Income (Loss) from Operations before Other (Income) Expense

(329,125)

1,450,806

244,256

3,034,436

Other (Income) Expense

Government grants - energy conservation

(2,254)

-

(2,254)

-

Interest income

13,814

(9,042)

(6,064)

(11,724)

Interest expense

50,135

39,198

118,873

119,909

Other (income) expense

19,086

(70,016)

14,422

11,004

Other (income) expense, net

80,781

(39,860)

124,977

119,189

Income (Loss) from Operations before Income Tax Provisions

(409,906)

1,490,666

119,279

2,915,247

Income Tax Provision (Benefit)

(68,204)

427,933

53,466

804,118

Net Income (Loss)

(341,702)

1,062,733

65,813

2,111,129

Other Comprehensive Income

Foreign currency translation gain

93,631

118,458

269,950

141,660

Total other comprehensive income

93,631

118,458

269,950

141,660

Comprehensive Income (Loss)

$ (248,071)

$ 1,181,191

$ 335,763

$ 2,252,789

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues: Hubei Minkang PRC had sales of $3,181,496 and total cost of goods sold of $1,610,148 for the three month period ended September 30, 2011 as compared to sales of $4,461,102 and total cost of goods sold of $1,992,985 for the three month period ended September 30, 2010.  The decrease in sales was due to decreased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $1,568,048 of sales revenue in the three month period ended September 30, 2011 and $2,885,249 of sales revenue in the three month period ended September 30, 2010.  An Ka Huangmin Jiaonang accounted for $775,485 of sales revenue in the three month period ended September 30, 2011 and $478,842 of sales revenue in the three month period ended September 30, 2010.

Advertising Expenses:  Advertising expenses were $2,266 and $1,644 for the three month periods ended September 30, 2011 and 2010, respectively.

Selling Expenses:  Selling expenses were $628,409 and $571,091 for the three month periods ended September 30, 2011 and 2010, respectively.

Professional Fees:  Professional fees were $260,436 and $Nil for the three month periods ended September 30, 2011 and 2010, respectively.  This increase was due to the professional fees associated with the reverse acquisition of HBMK Pharmaceutical Limited by the Company.

Research and Development:  Research and Development expenses were $20,386 and $21,293 for the three month periods ended September 30, 2011 and 2010, respectively.

Stamp Tax:  Stamp tax on Hubei Minkang PRC's change of ownership was $504,298 and $Nil for the three month periods ended September 30, 2011 and 2010, respectively.  This stamp tax of RMB 3,356,505.95 was paid to Yichang State taxation bureau for a one time expense due to the change in ownership of Hubei Minkang PRC.

General and Administrative Expenses:  General and Administrative expenses were $484,678 and $423,283 for the three month periods ended September 30, 2011 and 2010, respectively.  This increase was due to the increase in office expense and labour insurance during the three month period ended September 30, 2011.

Interest Expenses:  Interest expenses were $50,135 and $39,198 for the three month periods ended September 30, 2011 and 2010, respectively.  This increase was due to the increase in loans in 2011, which increased interest expenses.

Net Income (Loss):  The net loss for three month period ended September 30, 2011 was $341,702.  The net income for the three month period ended September 30, 2010 was $1,062,733.  The decrease in net income of $1,404,435 resulted primarily from a decrease in sales of Yinxing Dame Zhusheye and An Ka Huangmin Jiaonang, increase in selling expenses, increase in professional fees, increase in general and administrative expenses and the one time stamp taxes on the change in ownership of Hubei Minkang PRC. The sales of Yinxing Dame Zhusheye decreased by $1,317,201 for the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010.  The sales of An Ka Huangmin Jiaonang increased by $296,643 for the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues: Hubei Minkang PRC had sales of $8,305,281 and total cost of goods sold of $4,253,671 for the nine month period ended September 30, 2011 as compared to sales of $11,067,250 and total cost of goods sold of $5,017,902 for the nine month period ended September 30, 2010.  The decrease in sales was due to decreased sales of Yinxing Dame Zhusheye and An Ka Huangmin Jiaonang.  Yinxing Dame Zhusheye accounted for $4,684,178 of sales revenue in the nine month period ended September 30, 2011 and $7,094,107 of sales revenue in the nine month period ended September 30, 2010.  An Ka Huangmin Jiaonang accounted for $1,702,583 of sales revenue in the nine month period ended September 30, 2011 and $1,792,895 of sales revenue in the nine month period ended September 30, 2010.

Advertising Expenses:  Advertising expenses were $9,071 and $13,661 for the nine month periods ended September 30, 2011 and 2010, respectively.

Selling Expenses:  Selling expenses were $1,449,980 and $1,629,168 for the nine month periods ended September 30, 2011 and 2010, respectively.

Professional Fees:  Professional fees were $260,436 and $Nil for the nine month periods ended September 30, 2011 and 2010, respectively.  This increase was due to the professional fees associated with the reverse acquisition of HBMK Pharmaceutical Limited by the Company.

Research and Development:  Research and Development expenses were $31,416 and $36,180 for the nine month periods ended September 30, 2011 and 2010, respectively.

Stamp Tax:  Stamp tax on Hubei Minkang PRC's change of ownership was $504,298 and $Nil for the nine month periods ended September 30, 2011 and 2010, respectively.  This stamp tax of RMB 3,356,505.95 was paid to Yichang State taxation bureau for a one time expense due to the change in ownership of Hubei Minkang PRC.

General and Administrative Expenses:  General and Administrative expenses were $1,552,153 and $1,335,903 for the nine month periods ended September 30, 2011 and 2010, respectively.  This increase was due to the increase in office expense and labour insurance during the nine month period ended September 30, 2011.

Interest Expenses:  Interest expenses were $118,873 and $119,909 for the nine month periods ended September 30, 2011 and 2010, respectively.

Net Income:  The net income was $65,813 and $2,111,129 for the nine month periods ended September 30, 2011 and 2010, respectively.  The decrease in net income of $2,045,316 resulted primarily from a decrease in sales of Yinxing Dame Zhusheye and An Ka Huangmin Jiaonang, increase in professional fees, increase in general and administrative expenses and the one time stamp taxes on the change in ownership of Hubei Minkang PRC.  The sales of Yinxing Dame Zhusheye decreased by $2,409,929 for the nine month period ended September 30, 2011, compared to the nine month period ended September 30, 2010.  The sales of An Ka Huangmin Jiaonang decreased by $90,312 for the nine month period ended September 30, 2011, compared to the nine month period ended September 30, 2010.

Liquidity and Capital Resources

The financial records of the Company are maintained in their local currency, the Renminbi ("RMB"), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders' equity.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.  Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

September 30, 2011

December 31, 2010

September 30, 2010

December 31, 2009

Balance sheets

 6.3952

 6.6118

6.6981

6.8372

Statements of income and comprehensive income

 6.6558

 6.7788

6.8164

6.8409

We had cash of $3,146,108 as of September 30, 2011.

As at September 30, 2011, Hubei Minkang PRC had loans payable of $1,563,674 due to Bank of Communications Limited, Yichang Branch, collateralized by certain of Hubei Minkang PRC's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum, payable monthly, which the principal is due and payable on May 5, 2012.  Furthermore, as at September 30, 2011, Hubei Minkang PRC had a loans payable of $781,836 and $781,836 due to Yichang City Commercial Bank, collateralized by certain of Hubei Minkang PRC's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum, payable monthly, with the principal due and payable on January 20, 2012 and April 7, 2012, respectively.

In addition, as at September 30, 2011, Hubei Minkang PRC received a working capital advance from an unrelated third party in China in the amount of $781,836, which bears no interest and may be converted into shares of common stock of the Company at the same price per share as the Company's future equity financing via public offering or private placements.

Our primary source of funds for the interim period ended September 30, 2011, included cash flow from operations, loans from the Bank of Communications, Yichang Branch and the Yichang City Commercial Bank, and a working capital advance from an unrelated third party.  During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51% interest of a sales distribution company for approximately $1.5 million and to increase commercialization of Hubei Minkang PRC's products including the marketing distribution of existing and potential future products which is anticipated to cost approximately $700,000.  However, if we are not able to raise the required funds for such expansion plans, then we may have to delay some or all of our expansion plans.  There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Statement of Cash Flows

During the nine months ended September 30, 2011, our net cash increased by $1,751,303, which included net cash used in operating activities of ($872,194), net cash used in investing activities of ($35,514) and net cash provided by financing activities of $2,598,477 and effect of exchange rate changes on cash of $60,534.

Cash Flow from Operating Activities

Net cash used in operating activities of $872,194 was mainly comprised of (i) net income of $65,813; (ii) non-cash depreciation and amortization expense adjustments of $414,464; and (iii) collection of accounts receivable of $595,038, increase in banker's acceptance notes receivable of $436,926, inventories of $467,409 and prepayments and other current assets of $51,880 from operating assets, increases in customer deposits of $531,394, decreases in accounts payable of $309,823, taxes payable of $860,211, and accrued expenses and other current liabilities of $249,557 from operating liabilities.

Cash Flow used in Investing Activities

During the nine month period ended September 30, 2011, cash used in investing activities of $35,514 consisted of (i) cash acquired from acquisition of $558, (ii) release of restricted cash - unearned government grant of $2,346, and (iii) purchases of property, plant and equipment of $38,418.

Cash Flow provided by Financing Activities

During the nine month period ended September 30, 2011, cash provided by financing activities of $2,598,477 consisted of (i) proceeds from loans payable of $3,127,346, (ii) repayment of loans payable of $875,657, (iii) payments to stockholders of $435,048, and (iv) working capital advances of $781,836.

Loan Obligations

On June 28, 2011, a shareholder who had a loan payable of $357,393, sold and assigned $178,697 of such loan payable to an individual in Singapore, who was also a shareholder, and $178,696 of such loan payable to an individual in Malaysia pursuant to an Agreement for the Sale and Assignment and Affirmation of Obligations (the "Assignment and Affirmation Agreement") entered into with each of the individuals and us.  On the same date and in conjunction with the Assignment and Affirmation Agreements, the assignees under such agreements entered into Agreements for Conversion of Indebtedness into Common Stock (the "Conversion Agreements"), whereby we agreed with each assignee to convert the indebtedness into an aggregate of 1,429,572 shares of common stock at a price of $.25 per share, which resulted in the elimination of $357,393 of indebtedness on our books.

As at September 30, 2011, Hubei Minkang PRC had loans payable of $1,563,674 due to Bank of Communications Limited, Yichang Branch, collateralized by certain of Hubei Minkang PRC's buildings and land use rights, with interest at 110% of the bank's benchmark rate, (6.6255%) per annum, payable monthly, which the principal is due and payable on May 5, 2012.  Furthermore, as at September 30, 2011, Hubei Minkang PRC had a loans payable of $781,836 and $781,836 due to Yichang City Commercial Bank, collateralized by certain of Hubei Minkang PRC's buildings and land use rights, with interest at 110% of the bank's benchmark rate, (6.435% and 7.04%, respectively) per annum, payable monthly, with the principal due and payable on January 20, 2012 and April 7, 2012, respectively.

In addition, as at September 30, 2011, Hubei Minkang PRC received a working capital advance from an unrelated third party in China in the amount of $781,836, which bears no interest and may be converted into shares of common stock of the Company at the same price per share as the Company's future equity financing via public offering or private placements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Lee Tong Tai (being our principal executive officer), and our Chief Financial Officer, Loke Hip Meng (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Chief Executive Officer and Chief Financial Officer have concluded that our Company's disclosure controls and procedures were not effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2011, we issued 21,850 shares of our common stock to two individuals due to the closing of our private placement at $1.50 per share for total gross proceeds of $32,775.  We believe that the issuances are exempt from registration pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to non-U.S. persons through offshore transactions which were negotiated and consummated outside of the United States.

The proceeds from the above transactions have been or will be used for general corporate purposes.

On June 29, 2011, we issued 714,788 shares of our common stock to an individual in Singapore pursuant to an Agreement for Conversion of Indebtedness to Common Stock, dated June 28, 2011, entered into with the individual in Singapore at a price of $0.25 per share resulting in the elimination of $178,697 of indebtedness on our books.  We believe that the issuance is exempt from registration pursuant to Section 3(a)(9) and/or Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to a non-U.S. person through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on June 29, 2011, we issued 714,784 shares of our common stock to an individual in Malaysia pursuant to an Agreement for Conversion of Indebtedness to Common Stock, dated June 28, 2011, entered into with the individual in Malaysia at a price of $0.25 per share resulting in the elimination of $178,696 of indebtedness on our books.  We believe that the issuance is exempt from registration pursuant to Section 3(a)(9) and/or Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to a non-U.S. person through an offshore transaction which was negotiated and consummated outside of the United States.

On September 21, 2011, we issued 33,500,000 shares of our common stock in aggregate to the shareholders of HBMK Pharmaceutical Limited (the "Vendors") on a pro rata basis in exchange for all of the issued and outstanding shares of capital stock of HBMK Pharmaceutical Limited pursuant to a share exchange agreement between us, HBMK Pharmaceutical Limited and the Vendors, dated July 8, 2011.  We believe that the issuance is exempt from registration pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to non-U.S. persons through an offshore transaction which was negotiated and consummated outside of the United States.

Item 3. Defaults upon Senior Securities

None.

Item 4. (removed and reserved)

N/A.

Item 5. Other Information

On September 25, 2011, Hubei Minkang PRC received a working capital advance from an unrelated third party in China in the amount of $781,836, which bears no interest and may be converted into shares of common stock of the Company at the same price per share as the Company's future equity financing via public offering or private placements.

Item 6. Exhibits

Exhibit Number

Description of Exhibit

31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act

31.2

Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act

32.1

Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

By:     /s/ Lee Tong Tai

           Lee Tong Tai

           President, Chief Executive Officer and a director

           Principal Executive Officer

           Date:   November 21, 2011

By:     /s/ Loke Hip Meng

           Loke Hip Meng

           Chief Financial Officer

           Principal Financial Officer

           Date:   November 21, 2011

____________