Form 10-K
period 2011-12-31
Hubei Minkang Pharmaceutical Ltd.
filed 2012-04-16
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended December 31, 2011

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file number 000-53231

hubei minkang pharmaceutical ltd.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	26-2410685 (I.R.S. Employer Identification No.)

55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864
(Address of Principal Executive Offices)

+65-6747-7883
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ]  Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
[  ]  Yes          [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [ ] Yes     [X] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

i

Large accelerated filer [ ] Non-accelerated filer [ ] (do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of June 30, 2011, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.31 per share) on that date, was approximately $2,397,747.39.

The registrant had 43,047,169 shares of common stock outstanding as of April 12, 2012.

ii

TABLE OF CONTENTS

iii

FORWARD LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-K constitute "forward-looking statements" as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to our patented technology; (3) our ability to bring new products to market; (4) market demand for our products; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability and cost of materials required to produce our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

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

Available Information

Hubei Minkang Pharmaceutical Ltd. files annual, quarterly and current reports with the Securities and Exchange Commission (the "Commission" or "SEC"). You may read and copy documents referred to in this annual report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we," "us," "our," "Hubei Minkang" and the "Company" mean Hubei Minkang Pharmaceutical Ltd. and its direct and indirect wholly-owned subsidiaries, HBMK Pharmaceutical Limited and Hubei Minkang Pharmaceutical Co., Ltd.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1.     BUSINESS

Corporate Overview and Subsidiaries

Our principal executive office is located at 55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864. Our telephone number is (+65) 6747-7883. Our common stock is quoted on the OTC Bulletin Board under the symbol "HBMK".

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

Our trading symbol on the OTCBB was changed to "BRPC". On May 21, 2008, we underwent another merger with our wholly owned subsidiary Nexgen Petroleum Corp. At that time our name was changed to Nexgen Petroleum Corp. and our trading symbol on the OTCBB was changed to "NXPE" effective June 9, 2008. On October 20, 2010, we merged with our wholly owned subsidiary, Hubei Minkang Pharmaceutical Ltd., and as result of such merger our name changed to Hubei Minkang Pharmaceutical Ltd. and our trading symbol on the OTCBB was changed to "HBMK" effective October 21, 2010.

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

On April 18, 2008, Mr. Hsien Loong Wong, our then President, CEO and a director of the Company, who held in aggregate 94,500,000 post forward stock split shares of common stock of the Company, voluntarily agreed to surrender for cancellation in aggregate 80,000,000 shares of common stock in order to encourage equity investment into the Company. The cancellation of these 80,000,000 shares took place on April 18, 2008, resulting in Mr. Wong reducing his share holdings to only 14,500,000 shares registered in his name.

Effective October 20, 2010, a reverse stock split of our authorized, issued and outstanding common stock was undertaken on a one (1) to eight (8) basis. As a result, our authorized capital decreased from 1,350,000,000 shares of common stock with par value of $0.001 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share to 168,750,000 shares of common stock with par value of $0.001 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share. As at October 20, 2010, our issued and outstanding capital decreased from 64,765,941 shares of common stock to 8,095,747 shares of common stock.

General Development of the Business

When we operated as DGT Corp., we were in the business of providing professional digital photo editing services for photo studios. However, in late 2007 we changed our business plan and focused our activities on the oil and gas industry as an exploration stage corporation. We intended to acquire interests in leases for oil and gas prospects either through farmout arrangements, participation arrangements or the straight acquisition of oil and gas interests, and then drill exploratory and development wells with the help of other industry participants. We did not operate or intend to operate any properties. With respect to the projects that we participated in, we provided the operator with timely funding for our proportionate share of costs as well as with technical input on how best to develop the property. However, as we were not as successful as hoped at developing our oil and gas interests in Morgan County, Tennessee and had no sources of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our shareholders.

On July 8, 2011, we entered into a share exchange agreement with HBMK Pharmaceutical Limited ("HBMK"), a BVI corporation, and all of the shareholders of HBMK (the "Vendors"), which was disclosed in the Company's Form 8-K filed on July 11, 2011. The closing of the share exchange agreement occurred on September 21, 2011. Pursuant to the terms of the share exchange agreement, we acquired all of the issued and outstanding shares of capital stock of HBMK from the Vendors in exchange for the issuance of 33,500,000 shares of our common stock to the Vendors on a pro rata basis in accordance with each Vendor's percentage ownership in HBMK.

a result of the closing of the share exchange agreement, HBMK has become our direct wholly-owned subsidiary and Hubei Minkang Pharmaceutical Co., Ltd. ("Hubei Minkang PRC") has become our indirect wholly-owned subsidiary as HBMK is the sole owner of Hubei Minkang PRC, a company organized under the laws of the People's Republic of China.

HBMK Pharmaceutical Limited

HBMK Pharmaceutical Limited was incorporated on June 29, 2010 pursuant to the laws of the British Virgin Islands. As a result of the closing of the share exchange agreement, the Company is the sole shareholder of HBMK Pharmaceutical Limited ("HBMK"). HBMK's directors are Lee Tong Tai, Ang Siew Khim, Koh Sock Hua and Lee Tong Jiuh. Pursuant to a share purchase agreement between HBMK and Sensori Holdings (S) Pte. Ltd., a Singapore corporation, dated August 28, 2010, HBMK acquired all of the registered capital of Hubei Minkang Pharmaceutical Co., Ltd., which share purchase agreement closed on October 12, 2010.

Hubei Minkang Pharmaceutical Co., Ltd.

On December 11, 2003, Hubei Provincial Foreign Economic and Trade Department issued the Approval Reply for the establishment of a foreign solely invested company Hubei Minkang Pharmaceutical Company Limited, E Wai Jing Mao Shen [2003] No. 121. On the same day, Hubei Provincial Foreign Trade and Economic Cooperation Department issued Certificate of Approval for Establishment of Enterprises with Foreign Investment in the People's Republic of China, Wai Jingmao E Shen [2003] No. 4509.

On December 18, 2003, Hubei Minkang Pharmaceutical Co., Ltd. ("Hubei Minkang PRC") was established upon the issuance of Enterprises Business Licenses by Yichang Industry and Commerce Administration Bureau. The business scope of Hubei Minkang PRC is to produce and sell Chinese traditional and western and biological preparations (Valid to December 31, 2015), import and export products produced by its own and conduct other import and export business (except those forbidden or limited by the state), research and develop relative new products (within the permitted scope by the state), and prepare for the producing and selling of the material used medicine, cosmetics, and health product.

The directors of Hubei Minkang PRC are Lee Tong Tai, Ang Siew Khim, Koh Sock Hua and Lee Tong Jiuh.

Our Business

The business of the Company will be conducted through its subsidiary, HBMK, which, in turn will conduct its business through its subsidiary, Hubei Minkang PRC.

Hubei Minkang PRC is a large-scale pharmaceutical company that mainly produces and markets Traditional Chinese Medicines ("TCM") and some chemical pharmaceuticals, which most are able to be purchased Over-the-Counter ("OTC") and some by prescription only. Hubei Minkang PRC has three Good Manufacturing Practice ("GMP") certifications, with seven production lines capable of producing 10 different product types including pills, tablets, capsules, granules, oral liquids, syrups, mixtures and injections, in more than 400 formulations and dosages.

Our vision is to become a truly national, fully vertically integrated pharmaceutical company in China by nurturing the physical, financial and social well being of customers, employees, shareholders and corporate and community partners.

We intend to realize this vision by executing on our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world.

Strategic Focus

Our strategy for executing our mission is to:

  focus production on its highest margin products;

  continuously improve production facilities and process;

  lower production costs while maintaining product quality;

  increase direct sales while reducing distribution costs;

  acquire control of raw material supply;

  develop and acquire new products for manufacture; and

  expand distribution throughout China and overseas.

The TCM Industry

Traditional Chinese Medicine ("TCM") is a comprehensive medical system that originated in China more than 3,000 years ago.

Core concepts are based on the theories of Yin-Yang and the five elements, which are based on the ancient Chinese observing nature's cycles and changes. They held that wood, fire, earth, metal, and water were the basic substances constituting the material world. These five basic substances were considered an indispensable part of daily life. They also noted that the material world is in a constant state of flux due to the dynamic movement and mutual antagonism of yin and yang factors. TCM holds that a person's health depends on a constant struggle between the opposing forces of yin and yang, or heat and cold, as expressed through the five elements. TCM sees excesses or imbalances in the body as the cause of illness or disease.

TCM uses Chinese herbal medicines to help to restore balance and enable the body to regain health. These medicines comprise a combination of herbs, minerals and animal products, and complement other related therapies such as acupuncture, acupressure, massage and restorative physical exercises, such as T'ai Chi or Qi Qong.

Enhancing the Quality and Safety of TCM

In January 2008, the Chinese government moved to enhance the quality and safety of herbal medicine production. China's State Food and Drug Administration (SFDA) began to require all TCM "ready form" makers to be Good Manufacturing Practice (GMP) certified. Ready form is a herbal medicine that is processed, and can be taken after being boiled with water.

The Chinese government also implemented several more policies aimed at further standardizing production and research and development of Chinese traditional medicine. A key policy component is the supplementary regulation on TCM registration, which brings herbal medicines more in line with Western medicines in terms of drug registration.

New Sourcing and Production Technology Requirements

The quality of a finished TCM varies largely as a result of factors closely linked to the raw materials used in TCM production. The quality of such raw materials is liable to fluctuate because environmental conditions, including weather, vary according to region and season. The new regulations ask TCM makers to identify the source and location of plantations for their ingredients during the registration process. The SFDA has begun drafting TCM production technology requirements, which should make them more unified and thus, more stable. The best way to achieve uniform quality in finished TCMs at the moment is to improve production technology standards.

Another key element of the supplementary regulation on TCM registration is that the SFDA requires that a generic version of TCM be subject to the same quality standards as the innovative version in terms of the compound, location of raw material cultivation, production procedure and production technology. This will result in stricter quality control of generic TCMs, which previously relied simply on performing quality tests that were very different from the proprietary version.

Principal Products

Hubei Minkang PRC currently has 148 pharmaceutical product registration certificates issued by the Food and Drug Administration Authority to produce the specified TCM and chemical medicines. 117 of such pharmaceutical registration certificates have received re-registration in June 2011. The other 31 pharmaceutical registration certificates are in the approving process of re-registration as of June 2011. There are currently 24 TCM and western-style medicines being produced and sold by Hubei Minkang PRC.

  92 of Hubei Minkang PRC's permitted pharmaceuticals are listed in the Administration Catalogue for Overall Social Medical Insurance

  49 are listed in the Basic Administration Catalogue for Medicine

  66 are Over The Counter (OTC) products

  1 of Hubei Minkang PRC's products are protected by China state government

  1 of Hubei Minkang PRC's production techniques have been granted patent rights

In addition, Hubei Minkang PRC has obtained the PRC Medicine Production License (Ref. Number: E 20110016, valid to December 31, 2015) issued by Food and Drug Administration authority, which allows Hubei Minkang PRC to produce the medicines with the scope confirmed thereby.

Furthermore, Hubei Minkang PRC has obtained four (4) Free Sale Certificates from Hubei Food and Drug Administration of the PRC to approve the manufacture and free sale on the market in China of 28 popular TCM products, which certificates also certify that the manufacturer conforms to the requirements of the Chinese Good Manufacturing Practice laid down in accordance with recommendation of the World Health Organization.

Top Five Products

Yinxing Damo Zhusheye (56 per cent of sales)

Hubei Minkang PRC's flagship drug, a chemical medication injectable made of Ginkgo biloba extract and dipyridamole is used for the prevention and treatment of coronary heart disease. As Hubei Minkang PRC's best-selling product, it has won about a 35 per cent share of its category. Annual sales are approximately 40 million units. Yinxing, sold by prescription, is in high demand and commands a premium price from distributors, who must pre-pay for orders.

An Ka Huangmin Jiaonang (26 per cent of sales)

An OTC capsule, this chemical medication relieves cold and flu symptoms including fever, headache, sore throat and sneezing.

Wei C Yinqiao Pian (6 per cent of sales)

An OTC pill, this TCM for relieving symptoms of cold and influenza, including body aches, cough, fever, headache and sore throat. Hubei Minkang PRC's 3rd-best selling product, Wei C is approved by the US Food and Drug Administration for sale in the USA.

Xumeian Capsule (3 per cent or sales)

Xuemeian Capsule is a prescription TCM medication used for leucopenia, a decrease in the number of white blood cells, which places individuals at increased risk of infection. Low white cell counts are associated with chemotherapy, radiation therapy.

Shuxin Koufouye (1 per cent of sales)

A prescription TCM oral medication for promoting blood circulation and relieving chest pain, shortness of breath and fatigue associated with coronary heart disease.

Current Products Produced

Hubei Minkang PRC's current production (2011) includes 24 products: seven prescription TCM products and one chemical or western-style medicine, and 16 OTC products, two of which are chemical and the rest TCM medicines:
Product Name	Type and Form	Description and Use
Shuxin Koufuye	Prescription TCM - oral mixture

To replenish heart-qi and promote blood circulation to resolve stagnated blood. Impeded flow of yang--qi in the chest due to a deficiency of heart--qi and accumulation of stagnated blood with manifestations of constriction in the chest and stabbing pain in the precardium, shortness of breath and lassitude; angina pectoris in coronary heart disease with above symptoms.

Paracetamol, Caffein, Artificial Cow-bezoar and chlorphenamine Maleate Capsules (An Ka Huangmin Jiaonang)	OTC chemical medicine - capsules	for flu, nose block, headache

Xuemei'an Jiaonang	Prescription TCM - capsules

Clearing away heat and nourishing yin, removing heat from blood and promoting blood circulation. It`s used in primary ITP purpura and blood-heat impairment with blood stasis. It finds its manifestations such as the skin`s purpura, gingival hemorrhage, epistaxis, profuse menses, thirst, dysphoria with somthery sensation, night sweating and so on. It`s also suitable for the patients with the WBC reduction induced by tumor-chemical treatment and noxious heat impairment with blood stasis in TCM.

Jinming Hewei Jiaonang	Prescription TCM - capsules	To regulate the stomach function, remove heat and alleviate pain. For stomachache, acid regurgitation, hyperacidity caused by stagnation and heat of liver-energy and stomach.
Pediatric Paracetamol, Artificial Cow-bezoar and Chlorphenamine Maleate Granules (An Ka Huangmin Jiaonang)	OTC chemical medicine - granules	for child use, mainly for flu and nose block
Egui Yangxue Keli	OTC TCM - granules	To nourish blood especially after menses. For giddiness and irregular menses.
Xiao'er Huatan Zhike Keli	OTC TCM - granules	for clearing of phlegm and cough, mainly for child use
Wei C Yinqiao Pian	OTC TCM - tablets	Because it is cool acrid superficies -resolving and can clear heat and resolve toxin, the product is used to cure fever, headache, cough, dry mouth and throat pain caused by epidemic cold.
Fu Fang Wu Wei Zi Pian	OTC TCM - tablets	Used in improving neurasthenia symptoms.
Compound Suchisandra Tablets	OTC chemical medicine - tablets	For dizziness, headache, asthenia, palpitation as well as losing sleep.
Shaihu Zhenke Pian	Prescription TCM - tablets	Used for cough caused by bronchitis.
Houtong Xiaoyan Wan	Prescription TCM - pills	For clearing heat and detoxification, sterilization and pain-relieving. Used for swollen or swelling pharynx and larynx.
Buzhong Yiqi Wan	OTC TCM - pills	To reinforce the middle-energizer to replenish qi. Used for lassitude, visceroptosis.
Zhibai Dihuang Wan	OTC TCM - pills	To nourish yin to clearing away heat. Used for tidal fever and night sweating, tinnitus, and seminal emission, dry mouth and sore throat.
Liuwei Dihuang Wan	OTC TCM - pills	To nourish yin to reinforce the kidney. Used for dizziness, tinnitus, weakness and aching in the lower back and knees, night sweat, seminal emission.

Biyuan Wan	Prescription TCM - pills

To dispel wind-evil and releasing stagnated lung-energy, clear away heat and toxicity, relieve nasal obstruction to stop pain. Treated for nasal obstruction, sinusitis with purulent discharge, un-free orifices, smell badly, headache and eyebrow bone pain.

Buzhong Yiqi Wan	OTC TCM - pills	To reinforce the middle-energizer to replenish qi. Used for lassitude, visceroptosis.
Maiwei Dihuang Wan	OTC TCM - pills	To nourish the kidney and lung. Tidal fever and night sweat, dry throat, dizziness, tinnitus, aching and weakness in the lower back and knees due to a yin deficiency of the kidney and the lung.
Mingmu Dihuang Wan	OTC TCM - pills	To nourish the kidney and liver, improve eyesight. Dryness of eyes, photophobia, blurred vision, and lacrimation irritated by the wind due to yin deficiency of the liver and the kidney.
Nongsuo Yangrong Wan	OTC TCM - pills	To reinforce qi and nourish blood, invigorate the spleen to anchor the mind. Used for weakness of spleen and lung, exhaustion, poor appetite, fright palpitation, night sweat and poor memory.
Tianwang Buxin Wan	Prescription TCM - pills	To replenish yin and nourish blood, and reinforce the heart to anchor the mind. Treated for insufficient heart-yin, palpitation, amnesia, insomnia, dreamfulness and dry stools.
Xiaoyao Wan	OTC TCM - pills

To soothe the liver and invigorate the spleen, and nourish blood to regulate menstrualtion. Menstrual disorders, distending pain in the chest and dizziness, poor appetite and due to stagnation of liver-qi.

Qiju Dihuang Wan	OTC TCM - pills	To nourish the kidney and liver. Dizziness, tinnitus, dryness of eyes and photophobia, dacryorrhea irritated by wind and blurred vision due to yin deficiency in the liver and kidney.
Guipi Wan	OTC TCM - pills

To reinforce qi and invigorate the spleen, nourish blood to anchor the mind. Shortness of breath, palpitation, insomnia, dreamfulness, dizziness, lassitude, and poor appetite due to deficiency in the heart and spleen.

Ginkgo Leaf Extract and Dipyridamole Injection (Yinxing Damo Zhusheye)	Prescription chemical medicine - injections	Suitable for preventing and treating the coronary heart disease and thrombus embolism disease.

Marketing and Distribution Network

Hubei Minkang PRC currently has 72 sales people in 20 provinces in China, as well as an extensive distribution network in China that covers:

  1200 hospitals

  10,000 medical halls (the Chinese term for TCM pharmacies, which now generally include western style medicines as well).

Core markets are the Provinces of Hubei (10 per cent of sales), Yunnan (16 per cent of sales) and Henan (5 per cent of sales). They have a combined population of more than 200 million. Hubei Minkang PRC's export network covers 15 countries, including the world's two largest pharmaceutical markets, the USA and Japan. Hubei Minkang PRC's third best-selling product,Wei C, is approved by the US Food and Drug Administration for OTC sale in the USA. Hubei Minkang PRC also exports to Vietnam, Malaysia, Singapore, Philippines, Hong Kong, Indonesia and several European countries.

Marketing

Hubei Minkang PRC's marketing efforts focus strongly on participation in what it has found to be the most cost-effective vehicles, including:

  industry events, such as domestic and international trade fairs and conferences;

  high-impact outdoor advertising on buses and trucks;

  upgraded packaging; and

  print advertising.

Hubei Minkang PRC regularly exhibits at major trade exhibitions in China, such as Guanzhou and Xi'an, as well as overseas events in Singapore, Indonesia and London.

Sales Profile and Strategy

A key element of Hubei Minkang PRC's growth strategy is to reduce its reliance on the wholesales and distributor channel, which adds middleman costs to the final drug prices. Hubei Minkang PRC is already expanding its sales to pharmacies, particularly retail chains, which will be a more profitable channel for both Hubei Minkang PRC and the retailer.

Current Sales Percentage by Channel

  44 percent through wholesalers and distributors

  37 percent Hubei Minkang PRC sales force

  18 percent direct sales

  1 percent for promotion

Competitive Business Conditions and our Position in the Industry

Chinese Medicine Market Conditions & Competition

The Chinese medicine industry is regarded as a highly important component and driver of the national economy. It has played a vital role in promoting the national economic development and social progress in China.

China has approximately 6,600 medicine/drug manufacturing plants or factories at present, more than 4000 product varieties; and about 18,000 commercial wholesale medicine/drug businesses.

China's medicine development is rapid and in 2009 overall market sales were about RMB 991,590,000,000, which is a growth rate of 21.4% as compared to 2008. In 2010, the gross value of industrial output was approximately RMB 1,193,382,000,000, which is a grow rate of approximately 27% compared to 2009. From January to March 2011, the pharmaceutical industry (including medical equipments & instruments), has realized sales of approximately

RMB 293,000,000,000, which is a growth rate of approximately 27% compared to the same period in 2010. Therefore, even with the instability of the financial markets in recent years, this industry has realized a consistent growth rate of about 20%.

Also, based on the March 23, 2011 forecast according to China National Development and Planning Commission in the official on-line forecast message, the national medicine trade is expected to have a market size of about RMB 860,000,000,000, which is a growth rate of about 23%.

Of the approximately 6,700 drug manufacturing enterprises in China, there are approximately 1,000 Traditional Chinese Medicine enterprises.

The dosage-form used by the TCM enterprises has reached 40 different forms such as injection, medicinal powder, soft capsule, slow release medicinal preparation, tablets, pills, granules, oral liquids, syrups, aerosol, etc.

The TCM industry sales level and product profit margin has been fairly high. The development of TCM is rapid and in 2010 the TCM industry realized an industrial output of about RMB 317,200,000,000, which is a growth rate of about 29% compared to 2009. TCM comprises about 25.3% of the total pharmaceutical market share.

Hubei Minkang PRC's Status in the Industry

Hubei Minkang PRC is a reputable TCM manufacturer with a history more than 50 years in the TCM industry. Our superior technology in low-power injection, the concentration pill, the micro pill craft, and our TCM extraction technology has set an advanced professional standard. Hubei Minkang PRC's concentration pill, the unique micro pill production technique, and its technological advances, have enabled it to unify and incorporate the traditional manual technology and the modern industrialization production method. "MinKang" branding and series of concentration pill is notable for our superior quality, product stability, accurate curative effect, luminous outward appearance and consistently even size. "MinKang" brand of concentration nasosinusitis pill once had the honor to receive the China national quality silver medal. Our nasosinusitis pill is able to be exported to Japan due to the extensive Japanese medical research, which confirmed that our product can repair damage to the nose's mucous membranes effectively than other drugs or competitors products.

Hubei Minkang PRC's products are good quality, have good product efficacy and have received wide recognition in the China market.

Hubei Minkang PRC Product Competition

Yinxing Damo Zhusheye

This product, which is a prescription injectable of ginko leaf extract and dipyridamole and is used for the prevention and treatment of coronary heart disease, has received about 50% of the China market share. There are three competitor manufacturers to this product. Hubei Minkang PRC's competitive advantage for this product is its product quality, high product tendering rate and a comprehensive sales network coverage. However, Hubei Minkang PRC's weaknesses to such product are that it heavily relies on its sole distributor for this product, the distribution does not cover all of China and the competitors have good distribution networks and they also adopt aggressive pricing strategy.

An Ka Huangmin Jiaonang

This product (Paracetamol, Caffein, Artificial Cow-bezoar and chlorphenamine maleate capsules), which is a chemical medication used to relieve cold and flu symptoms including fever, headache, sore throat and sneezing, has received about 20% of the market share in Yunnan Province and about 10% of the market share in Hubei Province. There are two competitor manufacturers to this product. Hubei Minkang PRC's competitive advantage for this product is its product quality, branding due to long existence in the market and product efficacy, and product reliability and affordability. Hubei Minkang PRC's weaknesses to such product are its thin profit margin due to low price and that there are many product substitutes in the market.

Wei C Yinqiao Pian

This product, which is used for relieving symptoms of cold and influenza, including body aches, cough, fever, headache and sore throat, has received about 20% of the market share in Hubei Province and about 10% of the market share in Henan Province. There are two competitor manufacturers to this product. Hubei Minkang PRC's competitive advantage for this product is its product quality, branding due to long existence in the market and good working relationship with distributor. Hubei Minkang PRC's weaknesses to such product are its thin profit margin due to low price, competitors apply a low pricing strategy and the competitors have engaged in aggressive advertising and promotion and selling strategy.

Xuemei'an Jiaonang

This product is used for leucopenia, a decrease in the number of white blood cells places individuals at increased risk of infection, which is associated with chemotherapy radiation therapy, has received about 60% of the China market share. There are two competitor manufacturers to this product. Hubei Minkang PRC's competitive advantage for this product is Hubei Minkang PRC is the originator of this product, product quality, product efficacy and good working relationship with distributors. Hubei Minkang PRC's weaknesses to such product are its thin profit margin due to low tendering pricing.

Sources and Availability of Raw Materials

Hubei Minkang PRC has established long standing supply arrangements with approximately 27 reliable producers from whom it buys its raw materials directly. In most cases there are alternative suppliers to the raw materials required. Of the 200 raw materials that go into Hubei Minkang PRC's products, 16 are critical as they account for 90 percent of the cost of raw material purchases. Hubei Minkang PRC's procurement department constantly updates management on any pricing movement and progress of the main suppliers.

To control costs, Hubei Minkang PRC uses a tendering system where possible inviting known vendors certain vendors known to deliver quality materials, with the aim of replacing the lowest value supplier every year. Raw materials are stored in climate controlled GMP-certified warehouses.

Certain raw materials such as caffeine is a drug that is controlled by the local government and Hubei Minkang PRC can only purchase from the few appointed suppliers. However, caffeine only forms a very minimal aspect Hubei Minkang PRC's production and would not materially affect our production or revenue.

Our goal is to extend our vertical integration, which currently includes formulation, manufacturing, packaging and distribution, to developing our own sources of supply.

Key Customers

Hubei Minkang PRC's key customers are its distributors. Hubei Minkang PRC's main product, Yinxing Damo Zhusheye, which accounts for approximately 56% of sales, is distributed to hospitals all over the PRC through its sole distributor of such product, He Nan Sheng Wan Long Yi Yao Co., Ltd. Hubei Minkang PRC has a long standing relationship with He Nan Sheng Wan Long Yi Yao Co., Ltd. and has renewed a 3 year sole distributorship for such product with this company during the last quarter of the fiscal year ended December 31, 2010.

As for Hubei Minkang PRC's second main product, An Ka Huangmin Jiaonang, which accounts for approximately 26% of sales, is distributed by three main distributors for different territories in the PRC: Wuhan Huashanrenfu Pharmaceutical Co., Ltd. which distributes in Hubei Province and Chongqing City; Mr. Zhangdawei who distributes in Yunnan Province; and Mr. Huanglin which distributes in Henan Province. Hubei Minkang PRC has a long standing relationship with all three of these distributors for such product.

As for Hubei Minkang PRC's third main product, Wei C Yinqiao Pian, which accounts for approximately 6% of sales, is distributed by Wuhan Huashanrenfu Pharmaceutical Co., Ltd.

Patents

Hubei Minkang PRC has obtained 5 design patents, issued by PRC Intellectual Rights Bureau Patent Bureau, which are used on the package of its products. These patents are as follows:

Title	Application Date	Proclamation Date	Patent No.
Package bag (Vitamin C Yinqiao Tablets)	June 29, 2004	March 9, 2005	ZL 2004 3 0014900.9
Package box (Vitamin C Yinqiao Tablets)	August 25, 2009	July 28, 2010	ZL 2009 3 0312739.6
Package box	August 25, 2009	June 30, 2010	ZL 2009 3 0312777.1
Package box (Biyuan Pill)	August 25, 2009	June 30, 2010	ZL 2009 3 0312738.1
Package box (Biyuan Pill)	August 25, 2009	June 30, 2010	ZL 2009 3 0312778.6

Hubei Minkang PRC has received Notification of Granting Invention Patent issued by the State Intellectual Property Office of the PRC having patent number 201010163142.1 issued on May 19, 2011 and having a patent definition as "A formula and Chinese medicine that prevents the reduction of platelet."

Hubei Minkang PRC has received Notification of Receipt of Patent Application issued by the State Intellectual Property Office of the PRC having application number 200910062287.X issued on June 2, 2009 and having an invention definition as "A kind of oral liquid for the treatment of constipation." In addition, Hubei Minkang PRC has received a Notification of Receipt of Patent Application issued by the State Intellectual Property Office of the PRC having application number 201110070845.4 issued on March 24, 2011 and having an invention definition as "A formula and Chinese medicine that treats children's anaemia caused by inadequate functioning of the spleen."

Trademarks

Hubei Minkang PRC holds 41 valid PRC registered trademarks, among which 7 are protective MINKANG principal registered trademark, and holding 1 principal registered trademark of MINKANG in the United States of America (U.S. Registration Number: 2883901 registered on September 14, 20004).

There is 1 trademark in the process of application, which is a protective MINKANG principal registered trademark.

Also, the MINKANG principal registered trademark has been rewarded as Hubei Famous Trademark for 6 sessions continuously, with the last valid to May 2014. "MINGKANG XIN" and "KELI" trademark have been rewarded as Yichang Famous Trademarks; the application to certify "MINGKANG XIN" as Hubei Famous Trademarks has passed the examination by Hubei Provincial Industry and Commerce Bureau and is now in publicity period.

Government Approval

Hubei Minkang PRC is required to obtain a PRC Medicine Production License which is issued by the Food and Drug Administration authority in order to be able to produce the medicines within the scope confirmed thereby.

Hubei Minkang PRC is also required to obtain pharmaceutical product registration certificates for each product that it intends to manufacture and sell.

After receiving the production license and registration certificates, Hubei Minkang submits an application for GMP certification. The PRC State Food and Drug Administration (SFDA) then organizes a group of specialists to validate the GMP facilities if the facilities satisfy the current GMP requirements. After GMP validation, if qualified, the GMP certificate may be issued. This provides approval for the equipment and control of the manufacturing workshop of the particular product(s).

Employees

Hubei Minkang PRC currently employs some 512 people on site, including:

  253 specialized technical personnel

  30 licensed pharmacists

  10 R&D personnel (for product formulation and production methods)

  30 quality control staff

  53 maintenance personnel

HBMK will not have any full time staff, however, the Company will have two full time staff, Mr. Lee Tong Tai (President & CEO) and Ms. Ang Siew Khim (Secretary & Treasurer).

Research and Development

During the fiscal year ended December 31, 2011, we spent $67,639 on research and development. During the fiscal year ended December 31, 2010, we spent $127,389 on research and development

Compliance with Environmental Laws

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment.  These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment.  In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties.  We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

We have obtained all permits and approvals and filed all registrations required for the conduct of our business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business, financial condition and results of operations.  We are in compliance in all material respects with the numerous laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.

The PRC governmental authorities have not revealed any material environmental liability that would have a material adverse effect on us.  We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location.

It is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

Loans

Loan Contracts

On January 20, 2011, Hubei Minkang PRC and Yichang City Commercial Bank Co., Ltd executed a Loan Contract ("Loan Contract #1"), where Hubei Minkang PRC loaned RMB 5,000,000.00 to be used as liquidity, with a loan period from January 20, 2011 to January 20, 2012 and having an interest rate of 6.435% per year, which is calculated and paid monthly on the 20th of every month. This loan has been supplied to Hubei Minkang PRC by one lot on January 20, 2011 and is secured by the Maximum Pledge Contract, dated December 23, 2010. On January 10, 2012, Hubei Minkang PRC repaid such loan of RMB 5,000,000 to Yichang City Commercial Bank Co., Ltd.

The foregoing description of Loan Contract #1 does not purport to be complete and is qualified in its entirety by reference to the Loan Contract #1, which was attached as Exhibit 10.3 to our Form 8-K filed on September 26, 2011, and is incorporated by reference herein.

On April 8, 2011, Hubei Minkang PRC and Yichang City Commercial Bank Co., Ltd executed a Loan Contract ("Loan Contract #2"), where Hubei Minkang PRC loaned RMB 5,000,000.00 to be used as liquidity, with a loan period from April 8, 2011 to April 8, 2012 and having an interest rate of 7.04% per year, which is calculated and paid monthly on the 20th of every month. This loan has been supplied to Hubei Minkang PRC by one lot on April 8, 2011 and is secured by the Maximum Pledge Contract, dated December 23, 2010. On April 1, 2012, Hubei Minkang PRC repaid such loan of RMB 5,000,000 to Yichang City Commercial Bank Co., Ltd.

The foregoing description of Loan Contract #2 does not purport to be complete and is qualified in its entirety by reference to the Loan Contract #2, which was attached as Exhibit 10.4 to our Form 8-K filed on September 26, 2011, and is incorporated by reference herein.

On May 5, 2011, Hubei Minkang PRC and Bank of Communications Co., Ltd. Yichang Branch executed a Loan Contract ("Loan Contract #3"), where Hubei Minkang PRC loaned RMB 10,000,000.00 to be used as liquidity, with a loan period from May 5, 2011 to May 5, 2012 and having an interest rate of 6.6255% per year, which is calculated and paid monthly on the 20th of every month. This loan has been supplied to Hubei Minkang PRC by one lot on May 5, 2011 and is secured by two Maximum Pledge Contracts, dated January 13, 2011 and May 1, 2011.

The foregoing description of Loan Contract #3 does not purport to be complete and is qualified in its entirety by reference to the Loan Contract #3, which was attached as Exhibit 10.5 to our Form 8-K filed on September 26, 2011, and is incorporated by reference herein.

Loan Security Contracts

On December 23, 2010, Hubei Minkang PRC and Yichang City Commercial Bank Co., Ltd. executed a Maximum Pledge Contract (the "Maximum Pledge Contract #1"), to take certain land use rights and buildings of Hubei Minkang PRC, as set forth in the Maximum Pledge Contract, as collateral to secure loans from Yichang City Commercial Bank Co., Ltd., where the maximum loans amount could be RMB 10,000,000.00.

The foregoing description of the Maximum Pledge Contract #1 does not purport to be complete and is qualified in its entirety by reference to the Maximum Pledge Contract #1, which was attached as Exhibit 10.6 to our Form 8-K filed on September 26, 2011, and is incorporated by reference herein.

On January 13, 2011, Hubei Minkang PRC and Bank of Communications Co., Ltd., Yichang Branch, executed a Maximum Pledge Contract (the "Maximum Pledge Contract #2"), to take the certain land use rights and buildings of Hubei Minkang PRC, as set forth in the Maximum Pledge Contract #2, as collateral to secure loans from the Bank of Communications Co., Ltd., where the maximum loan amount could be RMB 3,200,000.00.

The foregoing description of the Maximum Pledge Contract #2 does not purport to be complete and is qualified in its entirety by reference to the Maximum Pledge Contract #2, which was attached as Exhibit 10.7 to our Form 8-K filed on September 26, 2011, and is incorporated by reference herein.

On May 1, 2011, Hubei Minkang PRC and Bank of Communications Co., Ltd., Yichang Branch, executed a Maximum Pledge Contract (the "Maximum Pledge Contract #3"), to take the certain land use rights and buildings of Hubei Minkang PRC, as set forth in the Maximum Pledge Contract #3, as collateral to secure loans from the Bank of Communications Co., Ltd., where the maximum loan amount could be RMB 7,800,000.00.

The foregoing description of the Maximum Pledge Contract #3 does not purport to be complete and is qualified in its entirety by reference to the Maximum Pledge Contract #3, which was attached as Exhibit 10.6 to our Form 8-K filed on September 26, 2011, and is incorporated by reference herein.

Transfer Agent

We have engaged Quicksilver Stock Transfer, LLC as our stock transfer agent. Quicksilver Stock Transfer, LLC is located at 6623 Las Vegas Blvd. South, #255, Las Vegas, Nevada 89119. Their telephone number is (702) 629-1883 and their fax number is (702) 562-9791. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

ITEM 1A.     RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks related to our Business

We will need additional capital to expand the production capacity for our products and to increase marketing of existing and future products on a large scale, and we cannot guarantee that we will find adequate sources of capital in the future.

We will need to raise further funds from the capital markets to finance expenditures for equipment, warehousing and to expand the production capacity and marketing of our existing and potential future products and for other corporate purposes. As of December 31, 2011, we had $3,104,846 in cash. We will need to undertake significant future financings for the following reasons:

  To proceed with the purchase of new production equipment and additional warehousing space;

  To proceed with research and development on existing and potential future products;

  To expand manufacturing capabilities;

  To increase commercialization our products, including the marketing and distribution of our existing and potential future products;

  To protect our intellectual property;

  To seek and obtain regulatory approvals; and

  To finance general and administrative and research activities that are not related to specific products under development.

In the past, Hubei Minkang PRC funded most of its fixed asset acquisitions, product research and development and other expenditures through investment of shareholders, grants and debt financing. We intend to raise additional funds in the near future because our current operating and capital resources are expected to be insufficient to meet future growth plans.

If we raise additional funds by issuing equity securities, it will result in further dilution to our existing shareholders, because the shares may be sold at a time when the market price is low, and because shares issued in equity financing will normally be sold at a discount to the current market price. Unforeseen problems, including materially negative developments relating to, among other things, product sales, new product rollouts, clinical trials, research and development programs, our strategic relationships, our intellectual property, litigation, regulatory issues in our industry, the Chinese market generally or in general economic conditions, could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common shares, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to certain of our technologies, marketing territories, product candidates or products that we would otherwise seek to develop or commercialize ourselves, or be required to grant licenses on terms that are not favorable to us.

We do not know whether additional financing will be available to us on commercially acceptable terms when needed. If adequate funds are not available or are not available on commercially acceptable terms, we may need to suspend our expansion and product development plans.

Our current business is primarily based on the sale of two products, and we may not be able to generate significant revenue if these products lose their market share in their particular product category.

We generate a significant portion of our revenues from the sales of Hubei Minkang PRC's Yinxing Damo Zhusheye and An Ka huangmin Jiaonang. 55.6% of Hubei Minkang PRC's product sales were attributed to Yinxing Damo Zhusheye and 26.4% of Hubei Minkang PRC's product sales were attributed to An Ka Huangmin Jiaonang. Hubei Minkang PRC generated revenues of $9,727,039 and $6,978,640 in sales of Yinxing Damo Zhusheye in the fiscal years ended December 31, 2010 and 2011, respectively. Hubei Minkang PRC generated revenues of $3,362,433 and $3,313,599 in sales of An Ka Huangmin Jiaonang in the fiscal years ended 2010 and 2011, respectively. We expect that sales of Yingxing Damo Zhusheye and An Ka Huangmin Jiaonang will continue to comprise a substantial portion of our revenues in the near future. A decrease in Yinxing Dam Zhusheye sales would most likely have an adverse affect on our financial results.

If we are unable to successfully compete in the highly competitive Traditional Chinese Medicine and OTC Pharmaceutical industry, our business could be harmed.

We operate in a highly competitive environment, and the competition is expected to increase. Many of the competitors in this industry have longer operating track records and greater financial, technical, medical and marketing resources. Existing or new competitors in this industry generally compete with one another on key attributes, which include, reliability and quality of products and services, range of products, pricing and timeliness of product delivery, sufficient inventory levels of various products and geographical presence. Some of our competitors have greater name recognition and a larger customer base, which may allow such competitors to be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot guarantee that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Continuous research and development is necessary in the Traditional Chinese Medicine and OTC Pharmaceutical industry, and if we are unable to maintain our research and development of existing and new products, our business may be harmed.

The technologies applied by our competitors and us are rapidly evolving, and new developments frequently result in price competition. Furthermore, research and development is important in this industry in order to maintain and innovate existing and new products in order to stay competitive. We may not be able to maintain continuous effective research and development for our existing and new products in order to remain competitive in this industry, which may have an adverse effect on our business.

Competitors may develop and market products that are less expensive or more effective, making our products uncompetitive.

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Alternative products may be developed that are more effective, work faster and are less costly than our products, which could make our products uncompetitive, which would have an adverse effect on our financial results.

Our certificates, permits, and licenses are subject to governmental control and renewal, and Hubei Minkang PRC will not be able to operate if they are not maintained.

Hubei Minkang PRC has the certificates, permits, and licenses required for the manufacturing, processing and distribution of Traditional Chinese Medicines and OTC Pharmaceuticals. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operations and profitability.

Establishing and expanding international operations requires significant management attention.

A substantially portion of our current revenues are derived from the PRC. We intend to expand our operations in the PRC and internationally into Southeast Asia, Japan and in North America, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results. Expanding internationally exposes us to legal uncertainties, new regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers, difficulties in managing operations across disparate geographic areas, foreign currency fluctuations, dependence on local distributors and potential disruptions in sales or manufacturing. We may also face challenges in protecting our intellectual property or avoiding infringement of others' rights, and in complying with potentially uncertain or adverse tax laws.

We rely on vendors to supply ingredients for our products.

Regulatory authorities also periodically inspect manufacturing facilities, including third parties who provide ingredients to us, and may challenge their quality, qualifications or competence. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards and make quality products. We do not have control over our vendors' compliance with these requirements. Failure to comply with regulatory requirements can result in sanctions, fines, delays, suspension of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and criminal prosecutions.

If we are unable to obtain sufficient supplies of ingredients, if climatic or environmental conditions adversely affect them or if they increase significantly in price, our business would be seriously harmed. If any of our current or future third-party suppliers cease to supply products in the quantity and quality we need to produce our products, or if they are unable to comply with applicable regulations, the qualification of other suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs. As a result, we may not be able to obtain the necessary ingredients used in our products in the future on a timely basis, if at all. This would negatively affect our business.

We may suffer as a result of product liability or defective products.

We may produce products which, despite proper testing, inadvertently have an adverse pharmaceutical effect on the health of individuals. Existing PRC law and regulations do not require us to maintain third party liability insurance to cover product liability claims and we do not maintain any as there is no such type of insurance in the PRC. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, the inability to commercialize our products and diversion of management's attention from managing our business. We currently are not aware of any existing or anticipated product liability claim with respect to our products.

The marketing and sale of our products outside of the PRC may result in substantial liabilities and require us to limit commercialization of our products in response to product liability lawsuits.

The marketing and sale of our products in countries other than the PRC entails inherent risks of product liability. As a manufacturer of products designed for human application, we may be subject to product liability claims that use of our products has resulted in injury in countries other than the PRC. Previously unknown adverse reactions resulting from human use of our products could occur. We may be held liable if serious adverse reactions result from the use of our products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities and damage to our commercial reputation, or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance outside of the PRC at acceptable cost against claims could reduce or inhibit commercialization of our products outside of the PRC. We may not be able to obtain insurance at reasonable cost, if at all. If we obtain insurance in the future, it may not adequately compensate us for all losses that we may incur, which could have a material adverse effect on our business.

We are subject to the environmental protection laws of the PRC, which may result in restrictions on our operations or liabilities for pollution.

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as "The Law on Environmental Protection in the PRC" and "The Law on Prevention of Effluent Pollution in the PRC", as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. The PRC has substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business's profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

We depend on our key personnel, the loss of whom would adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.

We depend to a great extent on principal members of our management. If we lose the services of any key personnel, in particular, Mr. Lee Tong Tai, our President and CEO, or Mr. Lee Tong Jiuh, the CEO of Hubei Minkang PRC, both who have been instrumental in the growth and expansion of the business, it could significantly impede our growth plans and corporate strategies, identifying business opportunities, recruiting new staff, and retaining existing capable staff. The recruiting and retaining qualified scientific, technical, managerial and research personnel is critical to our success. We do not currently have any key man life insurance policies. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to develop or commercialize our existing or future products, which would have an adverse affect on our business.

We may encounter difficulties in managing our growth, which could adversely affect our results of operations.

Hubei Minkang PRC has experienced a period of rapid and substantial growth that has taken place and, if such growth continues, it will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be materially and adversely affected. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and hiring programs. We may not be able to successfully implement these required improvements.

Management is inexperienced in running a U.S. public company.

We are managed by a management team that is relatively unfamiliar with the processes by which a U.S. public company should be managed and operated. Management is currently making efforts to familiarize itself with the relevant laws, rules and regulations and market practice, but there can be no assurance that it can master the relevant knowledge and skills and set up the required systems in time to prevent mistakes and to meet shareholder and market expectations.

Our senior financial staff do not have any formal training, and do not possess professional designations, in U.S. GAAP, which may affect the effectiveness of our internal controls over financial reporting and may result in increased time and expense for preparation of our financial statements compared to other companies.

Our senior financial staff do not have any formal training, and do not posses professional designations, in U.S. GAAP. This lack of formal training and designations in U.S. GAAP may result in our internal controls over financial reporting not being effective in the future due to the lack of experience in U.S. GAAP. Also, as a result of management's lack of U.S. GAAP experience, it may take us longer and cost more to prepare our financial statements, which may result in an increase in expenses and reduce our profitability, and possibly cause delays in the timely filing of our periodic and annual reports with the SEC.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies historically have not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet standards required of U.S. public companies. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. As a result, we do not have any property or casualty insurance coverage for our facilities or business liability insurance coverage for our operations. If we incur any losses, we will have to bear those losses without any assistance. As a result, we may not have sufficient capital to cover material damage to, or the loss of, our manufacturing facilities due to fire, severe weather, flood or other causes, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

We do not plan to declare or pay any dividends to our shareholders in the near future.

Neither the Company nor HBMK Pharmaceutical Limited declared any dividends for their respective fiscal year ends. The combined company does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We are a holding company and rely on the receipt of dividends from our operating subsidiaries. We may encounter limitations on the ability of our subsidiaries to pay dividends to us.

As a holding company, we have no direct business operations other than the ownership of our operating subsidiaries. Our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions relating to doing business in the PRC. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

We may not realize the benefits that we hoped to derive as a result of the closing of the share exchange agreement on September 21, 2011, which include:

  access to the capital markets of the United States;

  the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that are publicly traded;

  the ability to use securities to make acquisition of assets or businesses;

  increased visibility in the financial community;

  enhanced access to the capital markets;

  improved transparency of operations; and

  perceived credibility and enhanced corporate image of being a publicly traded company.

In addition, the attention and effort devoted to achieving the benefits of the share exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management's attention from operational issues, which could materially and adversely affect our operating results or stock price in the future.

Risks Related To Government Regulation

PRC laws and regulations governing our business are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our business. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

There could be changes in government regulations towards the Traditional Chinese Medicines and OTC pharmaceutical industries that may adversely affect our business.

The manufacture and sale of Traditional Chinese Medicines and OTC pharmaceutical products in the PRC is regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain and maintain regulatory approvals. All manufacturers of pharmaceutical products are required to comply with applicable Good Manufacturing Practices ("GMP") certifications and we have received our certifications. However, should we fail to maintain the GMP certifications, our business would be materially and adversely affected.

We may not be able to comply with applicable GMP requirements and other regulatory requirements, which could have a material adverse affect on our business, financial condition and results of operations.

We are required to comply with applicable GMP regulations, which include requirements relating to quality control and quality assurance as well as corresponding maintenance, record-keeping and documentation standards. Manufacturing facilities must be approved by governmental authorities before we can use them to commercially manufacture our products and are subject to inspection by regulatory agencies.

If we fail to comply with applicable regulatory requirements, including following any product approval, we may be subject to sanctions, including:

  Fines;

  Product recalls or seizure;

  Injunctions;

  Refusal of regulatory agencies to review pending market approval applications or supplements to approval applications;

  Total or partial suspension of production;

  Civil penalties;

  Withdrawals of previously approved marketing applications; or

  Criminal prosecution.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Chinese companies and some other foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, and our executive officers and employees have not been subject to the U.S. Foreign Corrupt Practices Act prior to the completion of the share exchange in September 2011. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our new management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act (the "SOX") and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our new management team, which has limited to nil prior experience operating a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the US securities laws. The SEC, as required by Section 404 of the SOX, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. In addition, we may in the future be required to have an independent registered public accounting firm attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm, if required, may still decline to attest to our management's assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the SOX.

Risks Related To Our Intellectual Property

We cannot guarantee the protection of our intellectual property rights.

To protect the reputation of our products, we applied for registration of our trademarks in the PRC where our operating business is located as well as one trademark registration in the US.

Presently, all or substantially all of our products are sold under the brand name "MINKANG". We are not aware of any infringement of such trademark. However, there is no assurance that there will not be any infringement of our brand name or other trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amount of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

If our products infringe the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to sell these products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Patent applications are maintained incognito until their publication 18 months from the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. The PRC, similar to many other countries, adopts the first-to-file system under which whoever first files a patent application (instead of the one who makes first actual discoveries) will be awarded patent. Even after reasonable investigation we may not know with certainty whether we have infringed upon a third-party's patent because such third-party may have filed a patent application without our knowledge while we are still developing that product. If a third-party claims that we infringe upon its proprietary rights, any of the following may occur:

  We may become involved in time-consuming and expensive litigation, even if the claim is without merit;

  We may become liable for substantial damages for past infringement if a court decides that our technology infringes upon a competitor's patent;

  A court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents, and

  We may have to reformulate our product so that it does not infringe upon others' patent rights, which may not be possible or could be very expensive and time-consuming.

If any of these events occurs, our business will suffer and the market price of our common shares could decline.

Our products will be adversely affected if we are unable to protect proprietary rights or operate without infringing the proprietary rights of others.

The profitability of our products will depend in part on our ability to obtain and maintain protection for our intellectual property rights, such as patents, licenses and trade secrets, and the period our intellectual property remains exclusive. We must also operate without infringing on the proprietary rights of third parties and without third parties circumventing our rights. The proprietary rights of enterprises such as ours are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions. Other companies may independently develop similar products and design around any patented or proprietary products we develop. We cannot assure you that:

  any of our applications for patent or exclusivity will result in their issuance;

  we will develop additional patentable or proprietary products;

  the patents or exclusive rights we have been issued will provide us with any competitive advantages;

  the patents of others will not impede our ability to do business; or

  third parties will not be able to circumvent our patents or proprietary rights.

Risks Related To Doing Business in the PRC

Adverse changes in political, economic and other policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for our products and materially and adversely affect our business.

Substantially all of our business operations are conducted in the PRC, and a substantial portion of our sales are currently made in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

  The extent of government involvement;

  The level of development;

  The growth rate;

  The control of foreign exchange; and

  The allocation of resources;

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in the PRC, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our PRC subsidiary, Hubei Minkang Pharmaceutical Co., Ltd. Our operations in the PRC are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on United States or other foreign laws against us, or our management.

We conduct substantially all of our operations in the PRC and substantially all of our assets are located in the PRC. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside of the United States. As a result, it may be difficult or not possible to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the PRC would enforce:

  Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state, or

  In original actions brought in the PRC, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the PRC also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from our PRC subsidiary. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB. Substantially all of our revenue is based on that generated by our PRC subsidiary. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in US dollars. For example, an appreciation of RMB against the US dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert US dollars into RMB for such purposes.

Since substantially all of our assets are located in the PRC, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

Substantially all of our assets are located inside the PRC. Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well as the foreign exchange control. This may generate additional risk for investors in case of dividend payment and liquidation.

Risk Related to Our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings from our operations.

The limited trading volume in our stock may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, "HBMK.OB" The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

  investors may have difficulty buying and selling or obtaining market quotations;

  market visibility for our common stock may be limited; and

  lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, not including any equity in that person's or person's spouse's primary residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Our common stock is thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common stock has historically been sporadically or "thinly-traded", meaning the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded "float" and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

We are controlled by a small number of shareholders and their interests may not be aligned with the interests of our other shareholders.

Our directors and executive officers and their affiliates collectively control approximately 32% of our outstanding common shares as of December 31, 2011. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control. In addition, these shareholders could divert business opportunities from us to themselves or others.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

  actual or anticipated fluctuations in our quarterly operating results;

  changes in financial estimates by securities research analysts;

  conditions in pharmaceutical and agricultural markets;

  changes in the economic performance or market valuations of other pharmaceutical companies;

  announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

  addition or departure of key personnel;

  fluctuations of exchange rates between RMB and the US dollar;

  intellectual property litigation;

  general economic or political conditions in the PRC.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions. Markets in the US and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable as we are not an accelerated or large accelerated filer.

ITEM 2.     PROPERTIES

Our executive offices are located at 55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864.

Our indirect subsidiary's, Hubei Minkang PRC, headquarters are located in Yichang, Hubei Province, China. The corporate headquarters, production facilities, quality control centre, warehouse and sales offices are located on a 452,117 sq. ft. (42,000sq. m.) property on a small island in the Yangtze River, which flows through the city. In all, there are 59 buildings on the site. The property is about the size of four premier league soccer pitches or 6.5 American football fields.

There are three GMP certified facilities; seven production lines and two production facilities.

Facilities and capacities include:

  tablet production line (350,000 pieces / 8 hrs)

  bottling line for large format (500 ml) oral medicine (1,000 btls / hr)

  bottling line for small format (20 ml) oral medicine (10,000 btls/hr)

  injection line (5 ml) 10,000/hrs; 10 ml/8,000/hr

  tablet coating equipment to preserve freshness (350,000 pieces/4 hrs.)

  distillation system for purifying water for injection drugs (1 ton/hr)

  tablet packaging equipment(300,000/8 hrs)

Hubei Minkang PRC has been systematically retooling, upgrading and expanding its processing and production facilities to meet the revised GMP standards as of January 2008. These have included upgrades or the acquisition of new production and quality control equipment.

In the future, we intend to invest further in:

  Separation Membrane Technology;

  Fluid extraction Technology; and

  Finger-print QC techniques.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock are posted for trading on the OTC Bulletin Board under the symbol "HBMK". Our common stock previously traded under the symbol "NXPE" from June 9, 2008 to October 20, 2010, under the symbol "BRPC" from September 20, 2007 until June 9, 2008, and under the symbol "DGTR" from December 22, 2006 to September 20, 2007 without any trading or volume as "DGTR". The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High	Low
December 31, 2011	$0.50	$0.15
September 30, 2011	$0.55	$0.25
June 30, 2011	$0.56	$0.17
March 31, 2011	$0.66	$0.45
December 31, 2010	$3.00	$0.65
September 30, 2010	Not available	Not available
June 30, 2010	Not available	Not available
March 31, 2010	$0.028	$0.0195

As of April 12, 2012, our common stock closed at a price of $1.02.

Holders

As of December 31, 2011, we had 85 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

As of the end of the fiscal year ended December 31, 2011, we do not have any compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On April 27, 2011, we issued 21,850 shares of our common stock to two individuals due to the closing of our private placement at $1.50 per share for total gross proceeds of $32,775.  We believe that the issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States and based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements.

On June 29, 2011, we issued 714,788 shares of our common stock to an individual in Singapore pursuant to an Agreement for Conversion of Indebtedness to Common Stock, dated June 28, 2011, entered into with the individual in Singapore at a price of $0.25 per share resulting in the elimination of $178,697 of indebtedness on our books.  We believe that the issuance is exempt from registration pursuant to Section 3(a)(9) and/or Regulation S promulgated under the Securities Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, on June 29, 2011, we issued 714,784 shares of our common stock to an individual in Malaysia pursuant to an Agreement for Conversion of Indebtedness to Common Stock, dated June 28, 2011, entered into with the individual in Malaysia at a price of $0.25 per share resulting in the elimination of $178,696 of indebtedness on our books.  We believe that the issuance is exempt from registration pursuant to Section 3(a)(9) and/or Regulation S promulgated under the Securities Act as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

In connection with the closing of the share exchange agreement on September 21, 2011, we issued a total of 33,500,000 shares of our common stock to the holders of capital stock of HBMK in exchange for us receiving 100% of the issued and outstanding shares in the capital of HBMK. No underwriters were involved in the acquisition described herein. We believe that the issuances are exempt from registration pursuant to Regulation S promulgated under the Securities Act as the securities were issued to the individuals/entities through an offshore transaction which was negotiated and consummated outside of the United States and based on representations and warranties provided by such individuals/entities in the share exchange agreement.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended December 31, 2011.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) our audited financial statements for the fiscal years ended December 31, 2011 and 2010 and the notes thereto and (ii) the section entitled "Business", included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company's growth, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. As such, these forward-looking statements may include words such as "plans," "intends," "anticipates," "should," "estimates," "expects," "believes," "indicates," "targeting," "suggests" and similar expressions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

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

Results of Operations - Years Ended December 31, 2011 and 2010

The following table sets forth our results of operations for the fiscal years ended December 31, 2011 and 2010.

	Year Ended December 31,	Year Ended December 31,
	2011	2010

Net Revenues	$ 12,551,511	$ 15,010,863

Costs of Goods Sold	6,548,114	6,866,740

Gross Profit	6,003,397	8,144,123

Operating Expenses
Advertising expenses	17,657	17,484
Selling expenses	2,602,799	2,583,098
Professional fees	314,084	-
Research & development	67,639	127,389
Stamp tax on Minkang change of ownership	519,261	-
General and administrative expenses	2,376,810	1,935,468

Total operating expenses	5,898,250	4,663,439

Income (Loss) from Operations before Other (Income) Expense	105,147	3,480,684

Other (Income) Expense
Government grants - energy conservation	(3,739)	(44,256)
Interest income	(8,627)	(13,934)
Interest expense	175,684	141,597
Other (income) expense	7,730	77,502

Other (income) expense, net	171,048	160,909

Income (Loss) from Operations before Income Tax Provisions	(65,901)	3,319,775

Income Tax Provision (Benefit)	148,114	1,115,344

Net Income (Loss)	(214,045)	2,204,431

Other Comprehensive Income
Foreign currency translation gain (loss)	303,553	230,991

Total other comprehensive income	303,553	230,991

Comprehensive Income (Loss)	$ 89,508	$ 2,435,422

Revenues

Hubei Minkang PRC had sales of $12,551,511 and total cost of goods sold of $6,548,114 for the year ended December 31, 2011 as compared to sales of $15,010,863 and total cost of goods sold of $6,866,740 for the year ended December 31, 2010. The decrease in sales was mainly due to decreased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $6,978,640 of sales revenue in the year ended December 31, 2011 and $9,727,039 of sales revenue in the year ended December 31, 2010. An Ka Huangmin Jiaonang accounted for $3,313,599 of sales revenue in the year ended December 31, 2011 and $3,362,433 of sales revenue in the year ended December 31, 2010.

Expenses

Advertising Expenses: Advertising expenses were $17,657 and $17,484 for the fiscal years ended December 31, 2011 and 2010, respectively.

Selling Expenses: Selling expenses were $2,602,799 and $2,583,098 for the fiscal years ended December 31, 2011 and 2010, respectively.

Professional Fees: Professional fees were $314,084 and $Nil for the fiscal years ended December 31, 2011 and 2010, respectively. This increase was due to the professional fees associated with the reverse acquisition of HBMK Pharmaceutical Limited by the Company.

Research and Development: Research and Development expenses were $67,639 and $127,389 for the fiscal years ended December 31, 2011 and 2010, respectively.

Stamp Tax: Stamp tax on Hubei Minkang PRC's change of ownership was $519,261 and $Nil for the fiscal years ended December 31, 2011 and 2010, respectively. This stamp tax of RMB 3,356,506 was paid to Yichang State taxation bureau for a one time expense due to the change in ownership of Hubei Minkang PRC.

General and Administrative Expenses: General and Administrative expenses were $2,376,810 and $1,935,468 for the fiscal years ended December 31, 2011 and 2010, respectively. This increase was due to the increase in office expense and labour insurance during the fiscal year ended December 31, 2011.

Interest Expenses: Interest expenses were $175,684 and $141,597 for the fiscal years ended December 31, 2011 and 2010, respectively. This increase was due to the increase in loans in 2011, which increased interest expenses.

Net Income (Loss)

The net income (loss) was $(214,045) and $2,204,431 for the fiscal years ended December 31, 2011 and 2010, respectively. The decrease in net income of $2,418,476 resulted primarily from a decrease in sales of Yinxing Dame

Zhusheye and An Ka Huangmin Jiaonang, increase in selling expenses, increase in professional fees, increase in general and administrative expenses and the one time stamp taxes on the change in ownership of Hubei Minkang PRC. The sales of Yinxing Dame Zhusheye decreased by $2,748,399 for the fiscal year ended December 31, 2011, compared to the fiscal year ended December 31, 2010. The sales of An Ka Huangmin Jiaonang decreased by $48,834 for the fiscal year ended December 31, 2011, compared to the fiscal year ended December 31, 2010.

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

	December 31, 2011	December 31, 2010

Balance sheets	6.3585	6.6118

Statements of income and comprehensive income	6.4640	6.7788

We had cash of $3,104,846 as of December 31, 2011.

As at December 31, 2011, Hubei Minkang PRC had loans payable of $1,572,698 due to Bank of Communications Limited, Yichang Branch, collateralized by certain of Hubei Minkang PRC's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum, payable monthly, which the principal is due and payable on May 5, 2012. Furthermore, as at December 31, 2011, Hubei Minkang PRC had loans payable of $786,349 and $786,349 due to Yichang City Commercial Bank, collateralized by certain of Hubei Minkang PRC's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum, payable monthly, with the principal due and payable on January 20, 2012 and April 7, 2012, respectively. On January 10, 2012, Hubei Minkang PRC repaid the loan payable to the Yichang City Commercial Bank that was due on January 20, 2012. In addition, on April 1, 2012, Hubei Minkang PRC repaid the loan payable to the Yichang City Commercial Bank that was due on April 7, 2012.

As at December 31, 2011, Hubei Minkang PRC received a working capital advance from an unrelated third party in China in the amount of $786,349, which bears no interest and may be converted into shares of common stock of the Company at the same price per share as the Company's future equity financing via public offering or private placements.

Our primary source of funds for the fiscal year ended December 31, 2011, included cash flow from operations, loans from the Bank of Communications, Yichang Branch and the Yichang City Commercial Bank, and a working capital advance from an unrelated third party. During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51% interest of a sales distribution company for approximately $1.5 million and to increase commercialization of Hubei Minkang PRC's products including the marketing distribution of existing and potential future products which is anticipated to cost approximately $700,000. However, if we are not able to raise the required funds for such expansion plans, then we may have to delay some or all of our expansion plans. There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Statement of Cash Flows

During the fiscal year ended December 31, 2011, our net cash increased by $1,70,041, which included net cash used in operating activities of ($746,813), net cash used in investing activities of ($315,756) and net cash provided by financing activities of $2,715,368 and effect of exchange rate changes on cash of $57,242.

Cash Flow from Operating Activities

Net cash used in operating activities of $746,813 was mainly comprised of (i) net loss of ($214,045); (ii) non-cash depreciation and amortization expense adjustments of $537,379; and (iii) collection of accounts receivable of $300,273, increase in banker's acceptance notes receivable of $1,476,942, advance on purchases of $149,207, inventories of $42,499 and prepayments and other current assets of $24,895 from operating assets, increases in customer deposits of $903,504, decreases in accounts payable of $290,229, taxes payable of $591,137, and accrued expenses and other current liabilities of $219,788 from operating liabilities.

Cash Flow used in Investing Activities

During the fiscal year ended December 31, 2011, cash used in investing activities of $315,756 consisted of (i) cash acquired from acquisition of $558, (ii) release of restricted cash - unearned government grant of $3,801, and (iii) purchases of property, plant and equipment of $320,115.

Cash Flow provided by Financing Activities

During the fiscal year ended December 31, 2011, cash provided by financing activities of $2,715,368 consisted of (i) proceeds from loans payable of $3,145,396, (ii) repayment of loans payable of $880,711, (iii) payments to stockholders of $335,666, and (iv) working capital advances of $786,349.

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

As at December 31, 2011, Hubei Minkang PRC had loans payable of $1,572,698 due to Bank of Communications Limited, Yichang Branch, collateralized by certain of Hubei Minkang PRC's buildings and land use rights, with interest at 110% of the bank's benchmark rate, (6.6255%) per annum, payable monthly, which the principal is due and payable on May 5, 2012. Furthermore, as at December 31, 2011, Hubei Minkang PRC had loans payable of $786,349 and $786,349 due to Yichang City Commercial Bank, collateralized by certain of Hubei Minkang PRC's buildings and land use rights, with interest at 110% of the bank's benchmark rate, (6.435% and 7.04%, respectively) per annum, payable monthly, with the principal due and payable on January 20, 2012 and April 7, 2012, respectively. On January 10, 2012, Hubei Minkang PRC repaid the loan payable to the Yichang City Commercial Bank that was due on January 20, 2012. In addition, on April 1, 2012, Hubei Minkang PRC repaid the loan payable to the Yichang City Commercial Bank that was due on April 7, 2012.

In addition, during the fiscal year ended December 31, 2011, Hubei Minkang PRC received a working capital advance from an unrelated third party in China in the amount of $786,349, which bears no interest and may be converted into shares of common stock of the Company at the same price per share as the Company's future equity financing via public offering or private placements.

Subsequent Events

On January 10, 2012, Hubei Minkang PRC repaid a loan of RMB 5,000,000 to Yichang City Commercial Bank (now Hubei Bank Corporation Limited. (Yichang Branch) due to the merger between Yichang City Commercial Bank and Hubei Bank Corporation Limited (Yichang Branch)) that was due on January 20, 2012.

On January 11, 2012, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned RMB 5,000,000.00 to be used as liquidity, with a loan period from January 11, 2012 to January 11, 2013 and having an interest rate of 7.315% per year, which is calculated and paid monthly. This loan has been secured by the same maximum pledge contract, dated December 23, 2010 between Hubei Minkang PRC and Yichang City Commercial Bank, however, Hubei Minkang PRC is required to renew the insurance plan on the collateral for another 12 months.

In February 2012, Hubei Minkang PRC entered into a Memorandum of Understanding with Henan Wanlong Pharmaceutical Co., Ltd. ("Henan Wanlong"), a Chinese company, with respect to a proposal for our subsidiary to acquire 51% of Henan Wanlong to expand distribution and increase sales growth.

In March 2012, the Company entered into a Memorandum of Understanding with Hubei Merryclin Pharmaceuticals Co., Ltd. ("Hubei Merryclin"), a Chinese company, with respect to a proposal for the Company to acquire a 30% to 51% interest in Hubei Merryclin and gain use of GMP certified production facilities to expand production.

On April 1, 2012, Hubei Minkang PRC repaid a loan of RMB 5,000,000 to Hubei Bank (Yichang Branch) (formerly Yichang City Commercial Bank) that was due on April 7, 2012.

On April 5, 2012, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned RMB 5,000,000.00 to be used as liquidity, with a loan period from April 5, 2012 to April 5, 2013 and having an interest rate of 7.315% per year, which is calculated and paid monthly. This loan has been secured by the same maximum pledge contract, dated December 23, 2010 between Hubei Minkang PRC and Yichang City Commercial Bank, however, Hubei Minkang PRC is required to renew the insurance plan on the collateral for another 12 months.

On April 10, 2012, the Company entered into a common stock subscription agreement with an unrelated third party individual (the "investor") who provided RMB 5,000,000 working capital advances to Hubei Minkang PRC whereby the investor has agreed to convert his RMB 5,000,000 working capital advance to Hubei Minkang PRC (approximately $793,047 on the date of conversion) into 1,132,924 shares of the Company's common stock at $0.70 per share.

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

ITEM 8.     FINANCIAL STATEMENTS

HUBEI MINKANG PHARMACEUTICAL LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Report of Registered Independent Auditors	F-2

Financial Statements-

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations and Comprehensive Income for the Years Ended
December 31, 2011 and 2010	F-4

Consolidated Statement of Stockholders' Equity for the Years Ended
December 31, 2011 and 2010	F-5

Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010	F-6

Notes to Financial Statements	F-7

Schedule: Valuation and Qualifying Accounts for the year ended December 31, 2011 and 2010	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hubei Minkang Pharmaceutical Ltd.
Singapore

We have audited the accompanying consolidated balance sheets of Hubei Minkang Pharmaceutical Ltd and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 16, 2012

Hubei Minkang Pharmaceutical Ltd.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$3,104,846	$1,394,805
Restricted cash, unearned government grant	468,009	453,734
Banker's acceptance notes receivable	1,639,353	156,189
Accounts receivable, net	2,118,047	2,325,674
Advance on purchases	583,776	417,921
Inventories	2,461,454	2,408,027
Prepayments and other current assets	67,400	40,878
Total Current Assets	10,442,885	7,197,228
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,690,992	5,165,118
Accumulated depreciation	(943,987)	(619,987)
PROPERTY, PLANT AND EQUIPMENT, net	4,747,005	4,545,131
LAND USE RIGHTS
Land use rights	2,437,006	2,343,643
Accumulated amortization	(341,181)	(281,237)
LAND USE RIGHTS, net	2,095,825	2,062,406
PURCHASED FORMULAE
Purchased formulae	1,893,371	1,820,835
Accumulated amortization	(1,325,360)	(1,092,501)
PURCHASED FORMULAE, net	568,011	728,334
Total Assets	$17,853,726	$14,533,099

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$3,145,396	$846,971
Accounts payable	2,463,908	2,515,884
Customer deposits	1,030,445	122,078
Taxes payable	203,039	763,749
Advances from stockholders	505,480	808,922
Working capital advances	786,349	-
Unearned government grant	468,009	453,734
Accrued expenses and other current liabilities	1,721,133	1,443,829
Total Current Liabilities	10,323,759	6,955,167
Total Liabilities	10,323,759	6,955,167
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Proferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value: 168,750,000 shares authorized;
43,047,169 and 33,500,000 shares issued and outstanding, respectively	43,047	33,500
Additional paid-in capital	3,439,480	3,586,500
Retained earnings	2,744,600	2,958,645
Acumulated other comprehensive income:
Foreign currency translation gain	1,302,840	999,287
Total Stockholders' Equity	7,529,967	7,577,932
Total Liabilities and Stockholders' Equity	$17,853,726	$14,533,099

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Operations and Comprehensive Income

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

Net Revenues	$12,551,511	$15,010,863

Cost of Goods Sold
Cost of goods sold	6,548,114	6,803,474
Inventory obsolescence adjustments	-	63,266

Cost of Goods Sold	6,548,114	6,866,740

Gross Margin	6,003,397	8,144,123

Operating Expenses
Advertising expenses	17,657	17,484
Selling expenses	2,602,799	2,583,098
Professional fees	314,084	-
Research and development	67,639	127,389
Stamp tax on Minkang change of ownership	519,261	-
General and administrative expenses	2,376,810	1,935,468

Total operating expenses	5,898,250	4,663,439

Income from Operations	105,147	3,480,684

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(3,739)	(44,256)
Interest income	(8,627)	(13,934)
Interest expense	175,684	141,597
Other (income) expense	7,730	77,502

Other (income) expense, net	171,048	160,909

Income (Loss) before Income Tax Provision	(65,901)	3,319,775

Income Tax Provision	148,144	1,115,344

Net Income (Loss)	(214,045)	2,204,431

Other Comprehensive Income
Foreign currency translation gain	303,553	230,991

Total other comprehensive income	303,553	230,991

Comprehensive Income	$89,508	$2,435,422

Net Income (Loss) Per Common Share - Basic and Diluted	$-0.01	$0.07
Weighted average common shares outstanding:
- basic and diluted	36,149,339	33,500,000

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2011 and December 31, 2010
					Accumulated Other
	Common Stock, $0.001 Par Value		Additional		Comprehensive Income	Total
	Number of		Paid-in	Retained	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Earnings	Translation Gain	Equity

Balance, December 31, 2009	33,500,000	$33,500	$3,586,500	$754,214	$768,296	$5,142,510

Comprehensive income
Net income				2,204,431		2,204,431
Other comprehensive income
Foreign currency translation gain					230,991	230,991

Total comprehensive income						2,435,422

Balance, December 31, 2010	33,500,000	33,500	3,586,500	2,958,645	999,287	7,577,932

Reverse acquisition adjustment	9,547,169	9,547	(147,020)			(137,473)

Comprehensive income
Net loss				(214,045)		(214,045)
Other comprehensive income
Foreign currency translation gain					303,553	303,553

Total comprehensive income						89,508

Balance, December 31, 2011	43,047,169	$43,047	$3,439,480	$2,744,600	$1,302,840	$7,529,967

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(214,045)	$2,204,431
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Reserve for inventory obsolescence	-	63,266
Depreciation expense	299,302	256,869
Amortization expense	238,077	228,956
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	(1,476,942)	1,382,025
Accounts receivable	300,273	(1,144,730)
Advance on purchases	(149,207)	(43,651)
Inventories	42,499	(503,086)
Prepayments and other current assets	(24,895)	4,978
Accounts payable	(290,229)	418,647
Customer deposits	903,504	(521,953)
Taxes payable	(591,137)	681,140
Unearned government grants	(3,801)	453,734
Accrued expenses and other current liabilities	219,788	200,577

Net cash provided by (used in) operating activities	(746,813)	3,681,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	558	-
Payment toward restricted cash - unearned government grant	-	(453,734)
Release of restricted cash	3,801	-
Purchases of property, plant and equipment	(320,115)	(246,906)

Net cash used in investing activities	(315,756)	(700,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,145,396	846,971
Repayment of loans payable	(880,711)	(846,971)
Amounts received from (repayment made to) stockholders	(335,666)	(955,436)
Working capital advances	786,349	-
Repayment of long-term debt	-	(2,072,053)

Net cash provided by (used in) financing activities	2,715,368	(3,027,489)

Effect of exchange rate changes on cash	57,242	102,916

Net change in cash	1,710,041	55,990

Cash at beginning of the year	1,394,805	1,338,815

Cash at end of the year	$3,104,846	$1,394,805
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$175,685	$141,597
Income tax paid	$444,607	$685,858

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.
December 31, 2011 and 2010
Notes to the Consolidated Financial Statements

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

Prior to October 12, 2010, the date of recapitalization, HBMK was inactive and had no assets or liabilities.

Hubei Minkang Pharmaceutical Co., Ltd.

Hubei Minkang Pharmaceutical Co., Ltd. ("Minkang") was incorporated on December 18, 2003 under the laws of the People's Republic of China ("PRC"). Minkang engages in the research, development, manufacturing and distribution of traditional Chinese medicine.

Merger of Minkang

On October 12, 2010 HBMK acquired all of the registered and contributed capital of Minkang from Sensori Holdings (S) Pte Ltd., Minkang's then sole stockholder in exchange for 3,620,000 shares of the HBMK's common stock. The number of shares issued represented 100% of the issued and outstanding common stock immediately after the consummation of the Minkang acquisition.

As a result of the ownership interests of the former stockholder of Minkang, for financial statement reporting purposes, the merger between HBMK and Minkang has been treated as a reverse acquisition with Minkang deemed the accounting acquirer and HBMK deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Minkang (the accounting acquirer) are carried forward to HBMK (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of HBMK and the assets and liabilities of Minkang which are recorded at historical cost. The equity of the combined entity is the historical equity of Minkang retroactively restated to reflect the number of shares issued by HBMK in the transaction.

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

As a result of the ownership interests of the former stockholders of HBMK, for financial statement reporting purposes, the merger between Hubei and HBMK has been treated as a reverse acquisition with HBMK deemed the accounting acquirer and Hubei deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of HBMK (the accounting acquirer) are carried forward to Hubei (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of Hubei and the assets and liabilities of HBMK which are recorded at historical cost. The equity of the combined entity is the historical equity of HBMK retroactively restated to reflect the number of shares issued by Hubei in the transaction.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and its entities as of the reporting period ending date(s) and for the reporting period(s) as follows:
Entity	Jurisdiction, Place of Incorporation	Attributable Interest

HBMK Pharmaceutical Limited	The Territory of the British Virgin Islands	100%

Hubei Minkang Pharmaceutical Co., Ltd.	PRC	100%

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The Company's loans payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and December 31, 2010.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Restricted Cash, Unearned Government Grants

The Company follows paragraph 210-10-45-4 of the FASB Accounting Standards Codification for restricted cash, unearned government grants. Restricted cash, unearned government grants represents grants received from the City of Yichang government to be used in the Company's environmental protection and improvement projects.

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

There was no allowance for doubtful accounts at December 31, 2011 or December 31, 2010.

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

Construction in progress represents direct costs of construction or the acquisition cost of long-lived assets. Under U.S. GAAP, all costs associated with construction of long-lived assets should be reflected as long-term as part of construction-in-progress. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all of the activities necessary to prepare the long-lived assets for their intended use are completed. No depreciation is provided until the construction of the long-lived assets is complete and ready for their intended use.

Planned Major Maintenance Activities

The Company follows the guidance of paragraph 360-10-25-5 of the FASB Accounting Standards Codification ("Paragraph 360-10-25-5"), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. Paragraph 360-10-25-5 also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the Paragraph 360-10-25-5. The guidance in Paragraph 360-10-25-5 affects the Company with regard to its manufacturing facility requiring periodic major maintenance to meet the Certification of Good Manufacturing Practices ("GMP") requirement every five (5) years in connection with its pharmaceutical products manufacturing license as mandated by China State Food and Drug Administration ("SFDA"). As a result, the Company has retroactively applied the required change in accounting, electing the deferral method of accounting for planned major maintenance activities. The deferral method requires the capitalization of planned major maintenance costs at the point they occur and the depreciation and amortization of these costs over their estimated useful lives or the period until future maintenance activities of five (5) years are repeated, whichever is shorter.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company's reporting currency or Chinese Yuan or Renminbi, the Company's functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company's statements of income and comprehensive income (loss).

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

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

	December 31, 2011	December 31, 2010

Balance sheets	6.3585	6.6118

Statements of income and comprehensive income	6.4640	6.7788

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the year ended December 31, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "Comprehensive Income" ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 "Intangibles--Goodwill and Other: Testing Goodwill for Impairment" ("ASU 2011-08"). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 "Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification" ("ASU 2011-09"). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 "Balance Sheet: Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 "Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Restricted Cash - Unearned Government Grant

Restricted cash - unearned government grant at December 31, 2011 and December 31, 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Restricted cash - unearned government grant	$468,009	$453,734

	$468,009	$453,734

Management has estimated that the Company will complete certain environmental protection and improvement projects and earn the entire grant currently held in the restricted cash in 2012.

Note 4 - Inventories

Inventories at December 31, 2011 and December 31, 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Raw materials	$508,126	$319,861

Packaging materials	184,801	182,014

Work in process	727,415	530,396

Finished goods	1,041,112	1,375,756

	$2,461,454	$2,408,027

Slow-moving or obsolescence markdowns

There were no slow-moving or inventory obsolescence adjustments for the year ended December 31, 2011 or 2010.

Lower of cost or market adjustments

There were no lower of cost or market adjustments for the interim period ended December 31, 2011 or 2010.

Note 5 - Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2011	December 31, 2010

Buildings and leasehold improvements (i)	20	$3,656,766	$3,218,291

Construction in progress (ii)		180,920	566,608

Machinery and equipment	7	1,564,822	1,111,755

Vehicles	5	174,971	168,268

Office equipment	5-8	113,513	100,196

		5,690,992	5,165,118

Less accumulated depreciation (iii)		(943,987)	(619,987)

(i) Construction-in-progress Liaoning Jianye expended an additional RMB20,674,830 to level the land as of December 31, 2011, which was recorded as construction in progress included in the consolidated balance sheets. (ii) Capitalized Interest For the years ended December 31, 2011 and 2010, the Company did not capitalize any interest to fixed assets. (iii) Depreciation and Amortization Expense Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $323 and $323, respectively.		$4,747,005	$4,545,131

(i)    Capitalized Interest

For the years ended December 31, 2011 and 2010, Minkang did not capitalize any interest to fixed assets.

(ii)     Construction-in-progress

Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress included in the consolidated balance sheets.

(iii)     Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2011 and 2010 was $299,302 and $256,869, respectively.

Note 6 - Land Use Rights

Minkang

In 2004 and 2008, Minkang entered into a series of agreements with the Chinese government, whereby the Company paid RMB 15,495,700 to acquire the rights to use 37,919.86 square meters of land in the aggregate for approximately 50 years and obtained the land use right certificates expiring from February 23, 2054 through November 5, 2058. The purchase price and related acquisition costs are being amortized over the term of the right of approximately fifty (50) years.

Land use rights, stated at cost, less accumulated amortization at December 31, 2011 and December 31, 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Land use rights	$2,437,006	$2,343,643

Accumulated amortization	(341,181)	(281,237)

	$2,095,825	$2,062,406

Amortization expense

Amortization expense for the year ended December 31, 2011 and 2010 was $48,740 and $46,873, respectively.

Note 7 - Purchased Formulae

Purchased formulae, stated at cost, less accumulated amortization at December 31, 2011 and December 31, 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Purchased formulae	$1,893,371	$1,820,835

Accumulated amortization	(1,325,360)	(1,092,501)

	$568,011	$728,334

Amortization expense

Amortization expense for the year ended December 31, 2011 and 2010 was $189,337 and $182,083, respectively.

Note 8 - Loans Payable

Loans payable at December 31, 2011 and December 31, 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Loan payable of RMB2,000,000 from Bank of Communications Limited, Yichang Branch, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum (5.841%), payable monthly, with principal due and paid April 22, 2011.	$-	$302,490

Loan payable of RMB3,600,000 from Bank of Communications Limited, Yichang Branch, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum (5.841%), payable monthly, with principal paid June 25, 2011.	-	544,481

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang's buildings and land use rights, with interest at 110% of the bank's benchmark rate, payable monthly, with principal due May 5, 2012.	1,572,698	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark payable monthly, with principal due on January 20, 2012 which had been paid on January 10, 2012.	786,349	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark payable monthly, with principal due April 7, 2012 which was repaid in full on April 1, 2012.	786,349	-

			)
	$3,145,396	$846,971

Note 9 - Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:
Related Parties	Relationship

KOH, SOCK HUA	Stockholder of the Company

LEE, TONG TAI	Chief Executive Officer and stockholder of the Company

KOH, CHEOH NGUAN	Stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at December 31, 2011 and December 31, 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Advances from stockholders	$505,480	$808,922

	$505,480	$808,922

Note 10 - Working Capital Advances

On September 26, 2011, Minkang received non-interest bearing working capital advances of RMB5 million (approximately $793,047 on the date of conversion) from an unrelated third party individual, which was agreed to convert into 1,132,924 shares of the Company's common stock at $0.70 per share on April 10, 2012.

Note 11 - Unearned and Earned Government Grants

Unearned government grants at December 31, 2011 and December 31, 2010 and earned government grants for the year ended December 31, 2011 and 2010 were as follows:

	Earned Government Grants at		Unearned Government Grants at
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Energy conservation	$-	$44,256	$-	$-

Pollution prevention projects	$3,739	$-	$469,450	$453,734

	$3,739	$44,256	$469,450	$453,734

Note 12 - Stockholders' Equity

Shares Authorized

Upon formation the aggregate number of shares which the Corporation shall have authority to issue is one hundred million (100,000,000) shares, consisting of two classes to be designated, respectively, "Common Stock" and "Preferred Stock," with all of such shares having a par value of $.001 per share. The total number of shares of Common Stock that the Corporation shall have authority to issue is ninety million (90,000,000) shares. The total number of shares of Preferred Stock that the Corporation shall have authority to issue is ten million (10,000,000) shares.

On September 7, 2007, the Company filed a Certificate of Change to the Certificate of Incorporation pursuant to NRS 78.209 with the Secretary of State of Nevada, effective September 20, 2007, and changed its authorized capital from 90,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 to 1,350,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

On September 29, 2010, the Company filed a Certificate of Change to the Certificate of Incorporation pursuant to NRS 78.209 with the Secretary of State of Nevada, effective October 20, 2010, and changed its authorized capital from 1,350,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001 to 168,750,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Common Stock

Immediately prior to the consummation of the Share Exchange Agreement on September 21, 2011, the Company had 9,547,169 common shares issued and outstanding.

Upon consummation of the Share Exchange Agreement on September 21, 2011, the Company issued 33,500,000 shares of its common stock for the acquisition of 100% of the issued and outstanding capital stock of HBMK.

Note 13 - Stamp Tax on Minkang's Change of Ownership

Minkang was billed a one-time stamp tax of RMB2 million and RMB1,356,505.95 on August 31, 2011 and September 14, 2011, respectively, or RMB3,356,505.95 in aggregate in connection with its ownership change from Sensori Holdings (S) Pte Ltd. to HBMK.

Note 14 - Income Tax Provision

Hubei is a non-operating holding company. HBMK is a non-operating holding company, incorporated under the laws of the Territory of the British Virgin Islands. The Company's PRC subsidiary, Minkang is subject to the PRC income taxes, files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law") accordingly. Substantially all of the Company's income before income taxes and related tax expense are from PRC sources.

United States Income Tax

Hubei is incorporated under the laws of the State of Nevada and is subject to United States of America tax law.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 ("Section 382"), certain ownership changes may subject the NOL's to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

BVI Income Tax

Under the current BVI tax law, HBMK's income, if any, is not subject to taxation.

PRC Income Tax

Minkang files income tax returns under the Income Tax Law of the People's Republic of China (the "PRC Income Tax Law"), which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments. On March 16, 2007, the National People's Congress of China approved the Corporate Income Tax Law of the People's Republic of China (the "New CIT Law"), effective January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%.

Income Tax Provision in the Consolidated Statements of Income and Comprehensive Income (Loss)

A reconciliation of the Chinese statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31, 2011	December 31, 2010

Chinese statutory income tax rate	25.0%	25.0%

Effective income tax rate	25.0%	25.0%

Note 15 - Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations for the year ended December 31, 2011 and 2010 and credit concentrations at December 31, 2011 and December 31, 2010 are as follows:

	Net Sales for the Year Ended		Accounts Receivable at
	December 31, 2011	December 31, 2010	December 31, 2011		December 31, 2010

Customer #0999	55.6%	64.7%	19.5%		23.0%

Customer #0579	9.9%	8.7%	6.3%		10.2%

Customer #1204	2.4%	1.3%	1.8%		11.2%

				%
	67.9%	74.7%	27.6%		44.4%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company's results of operations and financial condition.

Product Concentration

Product concentrations for the year ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010

Product # 1	55.6%	64.8%

Product # 2	26.4%	22.4%

	82.0%	87.2%

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2011, substantially all of the Company's cash was held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 16 - Foreign Operations

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

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company's results of operations and financial condition. In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang's borrowings were based on 110% of the banks' benchmark rate, a 1% increase in average interest rates on the Company's borrowings would increase future interest expense by approximately RMB200,000 (approximately $31,000) per year based on the outstanding balances of RMB20 million (approximately $3.1 million) of loans payable at December 31, 2011.

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

The Company had no foreign currency hedges in place at December 31, 2011 to reduce such exposure.

Note 17 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Loans payable

On January 10, 2012, Minkang repaid a loan of RMB5,000,000 (approximately $786,349) to Hubei Bank Corporation Limited.

On January 11, 2012, Minkang obtained a loan of RMB5,000,000 (approximately $786,349) from Hubei Bank Corporation Limited, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum (7.315%), payable monthly, with principal due January 11, 2013.

On April 1, 2012, Minkang repaid a loan of RMB5,000,000 (approximately $786,349) to Hubei Bank Corporation Limited.

On April 5, 2012, Minkang obtained a loan of RMB5,000,000 (approximately $786,349) from Hubei Bank Corporation Limited, collateralized by certain of the Company's buildings and land use rights, with interest at 110% of the bank's benchmark rate, per annum (7.315%), payable monthly, with principal due April 5, 2013.

Conversion of working capital advances to common shares

On April 10, 2012, the Company entered into a common stock subscription agreement with an unrelated third party individual (the "investor") who provided RMB5 million working capital advances to Minkang whereby the investor agreed to convert his RMB5 million working capital advances to Minkang (approximately $793,047 on the date of conversion) into 1,132,924 shares of the Company's common stock at $0.70 per share.

Hubei Minkang Pharmaceutical Ltd. and Subsidiaries

Valuation and Qualifying Accounts
For the Year Ended December 31, 2011 and 2010

	Balance at	Add	Deduct	Add	Balance At
	beginning of	Charge to	bad debt	translation	End of
	period	Income	written off	adjustment	period
For the Year Ended December 31, 2010:

Allowance for doubtful accounts	$-	$-	$-	$-	$-

For the Year Ended December 31, 2011:

Allowance for doubtful accounts	$-	$-	$-	$-	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the closing of the share exchange agreement between us and HBMK on September 21, 2011 and our determination to treat the acquisition of HBMK as a reverse acquisition resulted in a change of our independent registered public accounting firm, such that, effective September 21, 2011, Silberstein Ungar, PLLC ("SU"), was dismissed as our independent registered public accounting firm and we engaged Li & Company, PC as our independent registered public accounting firm.

SU's report on our financial statements dated June 28, 2011 for the two prior fiscal years ended March 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that SU's report contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent fiscal years ended March 31, 2011 and 2010 and in the subsequent interim periods through the effective date of dismissal on September 21, 2011, there were no disagreements, resolved or not, with SU on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SU would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

During the two most recent fiscal years ended March 31, 2011 and 2010 and in any subsequent interim periods through the effective date of dismissal of SU on September 21, 2011, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years ended March 31, 2011 and 2010, and any subsequent interim periods through the effective date of appointment of Li & Company, PC on September 21, 2011, we had not, nor had any person on our behalf, consulted with Li & Company, PC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had Li & Company, PC provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement as set forth in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as set forth in Item 304(a)(1)(v) of Regulation S-K with our former independent registered public accounting firm.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company's internal controls over financial reporting, that the weaknesses constitute a "deficiency" and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2011.

Management's Annual Report On Internal Control Over Financial Reporting

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

(ii)     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company that could have a material effect on the financial statements.

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

As of December 31, 2011 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:
Name	Age	Position Held
Lee Tong Tai	60	President, Chief Executive Officer and Director
Johnny Lian Tian Yong	45	Director
Ang Siew Khim	40	Secretary, Treasurer and Director
Loke Hip Meng	56	Chief Financial Officer

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Lee Tong Tai. Mr. Lee Tong Tai has been our President, Chief Executive Officer and a member of our Board of Directors since September 21, 2011. Mr. Lee graduated from Nanyang University in Singapore with a Bachelor of Commerce degree in 1978 majoring in Management and Finance. Mr. Lee launched his career with the Singapore Armed Forces (SAF) where from a cadet, he worked his way up and consequently held numerous key positions including Chief Engineer Officer of the Army and Chief of Staff of the 9th Singapore Combined Arms Division Mr. Lee served for 27 years in the SAF. In 2002, Mr. Lee incorporated Bizpoint International Ltd. where he is the Chairman and Chief Executive Officer. Bizpoint International Ltd. is in the business of providing IT solutions and software development tools for customers in various industries such as retail, manufacturing, food and beverage, logistings, chemical and others. Bizpoint International Ltd. is a public company quoted on the Singapore Over-The-Counter Platform and trades under the symbol "BP.OC". In 2005, Mr. Lee started a multi-faceted business named Sensori Holding(S) Pte. Ltd. which contained a pharmaceutical company in China, a dental chain, a spa institution and a distribution network of cosmetic products. Mr. Lee is the Chairman and Chief Executive Officer of Sensori Holding(S) Pte. Ltd. The pharmaceutical company under Sensori Holdings was Hubei Minkang Pharmaceutical Co., Ltd., which was sold by Sensori Holdings to HBMK Pharmaceutical Limited in October of 2010 as part of a restructuring plan. Mr. Lee is the Deputy Chairman and a director of Hubei Minkang Pharmaceutical Co., Ltd.

Johnny Lian Tian Yong. Mr. Johnny Lian Tian Yong has been a member of our Board of Directors since September 21, 2011. Mr. Lian is the Chairman of JAS Singapore Group of Companies, a Singapore corporation, that has subsidiary and affiliate businesses spanning more than 13 countries covering medical and hospitality services, finance and investments, logistics, human resources and professional development, green technologies and information technology services. Mr. Lian has been the Chairman of JAS Singapore Group of Companies since October 1992. From October 2000 to present, Mr. Lian has been a director of JAS Medical Screening Centre Pte., Ltd., a Singapore corporation, which provides health services for the needy and medical screening for Chinese immigrants, foreign workers and foreign students coming into Singapore. From June, 1996, to present, Mr. Lian has been a director of JAS Employment Agency Pte., Ltd., a Singapore corporation, which facilitates the influx of foreign workers and immigrants applying for work and residence in Singapore. From June, 2004, to present, Mr. Lian has been a director of JAS Plastic Industries Pte., Ltd., a Singapore corporation, which is involved in recycling waste plastics from corporations around the world into useful products. From September, 2005, to present, Mr. Lian has been a director of JAS Marketing Pte., Ltd., a Singapore corporation, which provides business consulting concentrating on establishing trading ties with other companies, cooperation and consensus with fellow partners in the industry and identifying market threats and opportunities. From June, 2003, to present, Mr. Lian has been a director of JAS Technology Pte., Ltd., a Singapore corporation, which is in the business of remote video surveillance for world-wide locations through Wi-Fi and GPRS, as well as providing spare marine hardware for commercial and pleasure users of the sea. From January, 2007, to present, Mr. Lian has been a director of JASTROL Pte., Ltd., a Singapore corporation, which functions as a gold bullion broker, dealer and also as a goldsmith in Singapore. Mr. Lian is also currently the CEO, President, Chairman and a director of TechMedia Advertising, Inc., which intends to operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (OTC Pink: TECM), as well as a director of Affinity Gold Corp., a mineral exploration company concentrating on gold exploration in Peru and Latin America (OTC Pink: AFYG).

Ang Siew Khim. Ms. Ang Siew Khim has been our Secretary, Treasurer and a member of our Board of Directors since September 21, 2011. Ms. Ang graduated from Curtin University of Technology in Australia with a Bachelor of Commerce in 2003 majoring in Finance and Marketing. From 2002 to 2008, Ms. Ang has been the Executive Director and Chief Financial Officer of Bizpoint International Ltd. and was a key person in developing the business strategies and formulating the overseas marketing master plan for Bizpoint International Ltd. Bizpoint International Ltd. is in the business of providing IT solutions and software development tools for customers in various industries such as retail, manufacturing, food and beverage, logistings, chemical and others. Bizpoint International Ltd. is a public company quoted on the Singapore Over-The-Counter Platform and trades under the symbol "BP.OC". From 2005 to present, Ms. Ang has been the Executive Director and group Chief Financial Officer for Sensori Holding(S) Pte. Ltd. Sensori Holding(S) Pte. Ltd. controls a pharmaceutical company in China, a dental chain, a spa institution and a distribution network of cosmetic products. The pharmaceutical company under Sensori Holdings was Hubei Minkang Pharmaceutical Co., Ltd., which was sold by Sensori Holdings to HBMK Pharmaceutical Limited in October of 2010 as part of a restructuring plan. Ms. Ang is the CFO and a director of Hubei Minkang Pharmaceutical Co., Ltd.

Loke Hip Meng. Mr. Loke Hip Meng has been our Chief Financial Officer since September 21, 2011. Mr. Loke earned his MBA from University of Leicester in 1999, a Bachelor of Commerce degree from Nanyang University in Singapore in 1978 and a graduate diploma in Business Administration from the Singapore Institute of Management in 1988. Mr. Loke is also a Fellow Member of the Certified Public Accountants, Australia; a Fellow Member of the Institute of Certified Public Accountants of Singapore; and a Fellow Member of the Association of Chartered Certified Accountants of the United Kingdom. From 1978 to 1981, Mr. Loke was a senior auditor for Deloitte Huskin & Co. From 1982 to 2004, Mr. Loke was an accountant and principal auditor for Jurong Town Corporation. From 2004 to present, Mr. Loke has been the Executive Director of Wahana Bersama Globalindo Investment Pte. Ltd. where Mr. Loke include fund management and the development and acquisition of new businesses as well as human resource functions.

Significant Employees

We have no significant employees other than our sole officer and director described above.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers. However, Lee Tong Tai and Lee Tong Jiuh, who are both directors of HBMK and Hubei Minkang PRC are brothers.

Involvement in Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers has been involved in any of the following events during the past ten years that is material to an evaluation of the ability of such person to serve as an executive officer or director of our Company:

1.       a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.       such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.       such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)    acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)   engaging in any type of business practice; or

(iii)  engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.       such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(i) above, or to be associated with persons engaged in any such activity;

5.       such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.       such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.       such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)    any Federal or State securities or commodities law or regulation;

(ii)   any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)  any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.      such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the United States Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

We are not aware of any material legal proceedings in which any of the following persons is a party adverse to our Company or has a material interest adverse to our Company: (a) any current director, officer, or affiliate of the Company, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company; (b) any person proposed for appointment or election as a director or officer of our Company; or (c) any associate of any such person.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we plan to consider implementing such a code in the near future.

Audit Committee

We do not have a separate Audit Committee. Our board of directors serves as our Audit Committee. We do not have an audit committee financial expert serving on our board of directors/Audit Committee as our corporate affairs are simple at this stage of development and each financial transaction is viewed by our board of directors.

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

We intend to adopt an audit committee in the near future.

We do not have an audit committee financial expert serving on our Board of Directors/audit committee at this time and each financial transaction is viewed by our entire Board of Directors.

Nomination Committee

At the present time, we do not have a nomination committee. We intend to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

    the appropriate size of our Board of Directors;

    our needs with respect to the particular talents and experience of our directors;

    the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

    experience in political affairs;

    experience with accounting rules and practices; and

    the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2011, except as follows:
Name	Position Held	Late or Unfiled Report
Loke Hip Meng	Chief Financial Officer	Form 3 upon becoming an officer filed late
Johnny Lian Tian Yong	Director	Form 3 upon becoming director filed late

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2010 and 2011.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Lee Tong Tai President, Chief Executive Officer & Director	2011(1)	6,064(5)	Nil	Nil	Nil	Nil	Nil	Nil	6,064
Ang Siew Khim Secretary, Treasurer & Director	2011(2)	6,064(5)	Nil	Nil	Nil	Nil	Nil	Nil	6,064
Loke Hip Meng Chief Financial Officer	2011(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hsien Loong Wong (former) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer & Director	2011(4) 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)     Mr. Lee Tong Tai was appointed as President and Chief Executive Officer of the Company on September 21, 2011.

(2)     Ms. Ang Siew Khim was appointed as Secretary and Treasurer of the Company on September 21, 2011.

(3)     Mr. Loke Hip Meng was appointed as Chief Financial Officer of the Company on September 21, 2011.

(4)     Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007. Mr. Wong resigned from such positions on September 21, 2011.

(5)     Mr. Lee Tong Tai and Ms. Ang Siew Khim each receive MB 9,800 (US$1,516) per month as salary from Hubei Minkang PRC, therefore, four months of salary have been recorded for these two individuals as they were appointed as officers of the Company on September 21, 2011.

Outstanding Equity Awards

We do not have any equity compensation plans in effect.

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended December 31, 2011. Certain of our current or former directors serve or have served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below.

Director Compensation
Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Lee Tong Tai (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ang Siew Khim(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Johnny Lian Tian Yong(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hsien Loong Wong(1)(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) See summary compensation table above.

(2) Mr. Hsien Loong Wong resigned as a director on September 21, 2011.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employment agreements or other contracts or arrangements with our Officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our Officers, Directors or consultants that would result from the resignation, retirement or any other termination of any of our Directors, officers or consultants. There are no arrangements for our Directors, Officers, Employees or consultants that would result from a change-in-control.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Persons owing more than 5% of voting securities
Common Stock	Lee Tong Jiuh 293 Bishan Street 22, #20-83 Singapore	3,316,500(4)	7.7%
Common Stock	Tay Ah Meng 13 Jalan Kurina Singapore	2,261,250(5)	5.3%
Common Stock	Koh Cheok Kow 350 Hougang Avenue 7, #10-647 Hougang N3 (HUDC), Singapore	2,259,068(6)	5.2%

Officers and Directors
Common Stock	Lee Tong Tai	10,065,061(7)	23.4%
Common Stock	Ang Siew Khim	2,052,007(8)	4.8%
Common Stock	Johnny Lian Tian Yong	1,675,000(9)	3.9%
Common Stock	Loke Hip Meng	Nil	Nil
Common Stock	All executive officers and directors as a group (one person)	13,792,068	32%

1.     The address of our officers and directors is our Company's address, which is 55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864.

2.     Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

3.     Based on 43,047,169 shares of our common stock issued and outstanding as of April 12, 2012.

4.     This figure includes 2,052,007 shares owned directly by Mr. Lee Tong Jiuh and 1,264,493 shares owned by Mr. Lee Tong Jiuh's wife, Ms. Jesseline Siah Chiew Choon, which are deemed to be indirectly beneficially owned by Mr. Lee Tong Jiuh.

5.     This figure includes 2,052,007 shares owned directly by Mr. Tay Ah Meng and 209,243 shares owned by Mr. Tay Ah Meng's wife, Ms. Toh Ling Ling, which are deemed to be indirectly beneficially owned by Mr. Tay Ah Meng.

6.     This figure includes 207,044 shares owned directly by Mr. Koh Cheok Kow and 2,052,024 shares owned by Mui Chark (Private) Limited, which are deemed to be indirectly owned and controlled by Mr. Koh Cheok Kow in his capacity as a director of Mui Chark (Private) Limited.

7.     This figure includes 7,117,898 shares owned directly by Mr. Lee Tong Tai, 1,984,170 shares owned by Mr. Lee Tong Tai's wife, Ms. Tey Kim Kee and 962,993 shares owned by Mr. Lee Tong Tai's son, Mr. Lee Wei Meng, which are deemed to be indirectly beneficially owned by Mr. Lee Tong Tai. However, Mr. Lee Tong Tai disclaims beneficial ownership of the 962,993 shares owned by his son.

8.     This figure includes 2,052,007 shares owned directly by Ms. Ang Siew Khim.

9.      This figure includes 1,675,000 shares owned directly by Mr. Johnny Lian Tian Yong.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

There are no transactions during our two most fiscal years ended December 31, 2010 and December 31, 2011, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company's total assets at year end for our last two completed years, in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

Review, Approval or Ratification or Transaction with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliation's of such person's immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. These policies and procedures are not evident in writing.

Director Independence

As of the date of this Annual Report, our common stock is traded on the OTC Bulletin Board (the "OTCBB").  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. However, we have one independent director, Mr. Johnny Lian Tian Yong. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company's consolidated gross revenues.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table discloses the fees billed or to be billed by our auditor in connection with the audit of our annual financial statements for the year ended December 31, 2011 and fiscal year ended March 31, 2011:
	Year Ended December 31, 2011	Fiscal Year Ended March 31, 2011
Audit Fees	$97,500	$6,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	4,800	-
Total	$102,300	$6,750

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors' policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.     EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement, dated July 8, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (1)
3.1	Articles of Incorporation (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.4	Articles of Merger, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.5	Articles of Merger, filed with the Nevada Secretary of State on May 21, 2008 (5)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 29, 2010 (5)
3.7	Articles of Merger, filed with the Nevada Secretary of State on September 29, 2010 (5)
10.1	Extension Agreement, dated August 1, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (2)
10.2	Extension Agreement #2, dated August 16, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (3)
10.3	Loan Contract, dated January 20, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.4	Loan Contract, dated April 8, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.5	Loan Contract, dated May 5, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (4)
10.6	Maximum Pledge Contract, dated December 23, 2010, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. (4)
10.7	Maximum Pledge Contract, dated January 13, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.8	Maximum Pledge Contract, dated May 1, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Certificates of Good Manufacturing Practices for Pharmaceutical Products issued by the State Food and Drug Administration to Hubei Minkang PRC. (4)
99.2	List of pharmaceutical product registration certificates received by Hubei Minkang PRC from the Food and Drug Administration Authority. (4)
99.3	List of pharmaceutical product registration certificates that have received re-registration in June 2011. (4)
99.4	List of pharmaceutical product registration certificates that are pending for re-registration. (4)
99.5	Free Sale Certificates obtained by Hubei Minkang PRC from Hubei Food and Drug Administration for the manufacture and free sale of 28 popular TCM products. (4)
99.6	Patent Certificates of Appearance Design for packaging received by Hubei Minkang PRC. (4)
99.7	Notification of Granting Invention Patent, issued on May 19, 2011 having a patent definition of "a formula and Chinese medicine that prevents the reduction of platelet." (4)
99.8	Notifications of Receipts of Patent Applications received by Hubei Minkang PRC. (4)

*     Filed herewith.

(1)     Filed as an Exhibit to the Company's current report on Form 8-K with the SEC on July 11, 2011, and incorporated by reference herein.

(2)     Filed as an Exhibit to the Company's current report on Form 8-K with the SEC on August 9, 2011, and incorporate by reference herein.

(3)     Filed as an Exhibit to the Company's current report on Form 8-K with the SEC on August 22, 2011, and incorporated by reference herein.

(4)     Filed as an Exhibit to the Company's current report on Form 8-K with the SEC on September 26, 2011, and incorporated by reference herein.

(5)     Filed as an Exhibit to the Company's current report on Form 8-K/A with the SEC on December 22, 2011, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HUBEI MINKANG PHARMACEUTICAL LTD.
Dated: April 16, 2012	By: _/s/ Lee Tong Tai_____________ Lee Tong Tai, President and Chief Executive Officer (Principal Executive Officer)
Dated: April 16, 2012	By: _/s/ Loke Hip Meng___________ Loke Hip Meng, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 16, 2012	By: _/s/ Lee Tong Tai_____________ Lee Tong Tai, President, Chief Executive Officer and a director
Dated: April 16, 2012	By: _/s/ Loke Hip Meng___________ Loke Hip Meng, Chief Financial Officer
Dated: April 16, 2012	By: _/s/ Ang Siew Khim___________ Ang Siew Khim, Secretary, Treasurer and a director
Dated: April 16, 2012	By: _/s/ Johnny Lian Tian Yong____ Johnny Lian Tian Yong, Director

__________