Form 10-K/A
period 2011-12-31
Hubei Minkang Pharmaceutical Ltd.
filed 2012-05-03
CIK 1375850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

Commission file number 000-53231

hubei minkang pharmaceutical ltd.
(Exact name of registrant as specified in its charter)

Nevada	26-2410685
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864
(Address of Principal Executive Offices)

+65-6747-7883
(Registrant’s telephone number, including area code)

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
☐  Yes          ☒ No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2011, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.31 per share) on that date, was approximately $2,397,747.39.

The registrant had 43,047,169 shares of common stock outstanding as of April 12, 2012.

explanatory note

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.          EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement, dated July 8, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (1)
3.1	Articles of Incorporation (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.4	Articles of Merger, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.5	Articles of Merger, filed with the Nevada Secretary of State on May 21, 2008 (5)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 29, 2010 (5)
3.7	Articles of Merger, filed with the Nevada Secretary of State on September 29, 2010 (5)
10.1	Extension Agreement, dated August 1, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (2)
10.2	Extension Agreement #2, dated August 16, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (3)
10.3	Loan Contract, dated January 20, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.4	Loan Contract, dated April 8, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.5	Loan Contract, dated May 5, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (4)
10.6	Maximum Pledge Contract, dated December 23, 2010, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. (4)
10.7	Maximum Pledge Contract, dated January 13, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.8	Maximum Pledge Contract, dated May 1, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Certificates of Good Manufacturing Practices for Pharmaceutical Products issued by the State Food and Drug Administration to Hubei Minkang PRC. (4)

2

99.2	List of pharmaceutical product registration certificates received by Hubei Minkang PRC from the Food and Drug Administration Authority. (4)
99.3	List of pharmaceutical product registration certificates that have received re-registration in June 2011. (4)
99.4	List of pharmaceutical product registration certificates that are pending for re-registration. (4)
99.5	Free Sale Certificates obtained by Hubei Minkang PRC from Hubei Food and Drug Administration for the manufacture and free sale of 28 popular TCM products. (4)
99.6	Patent Certificates of Appearance Design for packaging received by Hubei Minkang PRC. (4)
99.7	Notification of Granting Invention Patent, issued on May 19, 2011 having a patent definition of “a formula and Chinese medicine that prevents the reduction of platelet.” (4)
99.8	Notifications of Receipts of Patent Applications received by Hubei Minkang PRC. (4)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
*	Previously filed.
**	Filed herewith.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on July 11, 2011, and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 9, 2011, and incorporate by reference herein.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 22, 2011, and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on September 26, 2011, and incorporated by reference herein.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K/A with the SEC on December 22, 2011, and incorporated by reference herein.

3

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

Dated: May 3, 2012	By:	/s/ Lee Tong Tai
Lee Tong Tai, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Loke Hip Meng
Dated: May 3, 2012	Loke Hip Meng, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 3, 2012	By:	/s/ Lee Tong Tai
Lee Tong Tai, President, Chief Executive Officer and a director

Dated: May 3, 2012	By:	/s/ Loke Hip Meng
Loke Hip Meng, Chief Financial Officer

Dated: May 3, 2012	By:	/s/ Ang Siew Khim
Ang Siew Khim, Secretary, Treasurer and a director

Dated: May 3, 2012	By:	/s/ Johnny Lian Tian Yong
Johnny Lian Tian Yong, Director

4