Form 10-Q
period 2012-03-31
Hubei Minkang Pharmaceutical Ltd.
filed 2012-05-18
CIK 1375850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 44,177,439 shares of common stock as of May 9, 2012.

USE OF NAMES

In this annual report, the terms “Hubei Minkang,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Hubei Minkang Pharmaceutical Ltd. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to our patented technology; (3) our ability to bring new products to market; (4) market demand for our products; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability and cost of materials required to produce our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011;
F-3	Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2011 and for the three months ended March 31, 2012 (unaudited);
F-5	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and
F-6	Notes to the Consolidated Financial Statements (unaudited).

1

It is the opinion of management that the unaudited interim consolidated financial statements for the three months ended March 31, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2011. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2011, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

2

Hubei Minkang Pharmaceutical Ltd.

March 31, 2012 and 2011

Hubei Minkang Pharmaceutical Ltd.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,922,271	$3,104,846
Restricted cash, unearned government grant	465,714	468,009
Banker's acceptance notes receivable	1,738,351	1,639,353
Accounts receivable, net	1,894,159	2,118,047
Advance on purchases	699,373	583,776
Inventories	2,900,329	2,461,454
Prepayments and other current assets	76,711	67,400

Total Current Assets	10,696,908	10,442,885

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,725,554	5,690,992
Accumulated depreciation	(1,038,859)	(943,987)

PROPERTY, PLANT AND EQUIPMENT, net	4,686,695	4,747,005

LAND USE RIGHTS
Land use rights	2,452,433	2,437,006
Accumulated amortization	(355,603)	(341,181)

LAND USE RIGHTS, net	2,096,830	2,095,825

PURCHASED FORMULAE
Purchased formulae	1,905,357	1,893,371
Accumulated amortization	(1,381,384)	(1,325,360)

PURCHASED FORMULAE, net	523,973	568,011

Total Assets	$18,004,406	$17,853,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$3,165,308	$3,145,396
Accounts payable	2,618,172	2,463,908
Customer deposits	1,002,568	1,030,445
Taxes payable	144,453	203,039
Advances from stockholders	378,152	505,480
Working capital advances	791,327	786,349
Deferred revenue from government grant	465,714	468,009
Due to related party	66,395	-
Accrued expenses and other current liabilities	1,757,831	1,721,133

Total Current Liabilities	10,389,920	10,323,759

Total Liabilities	10,389,920	10,323,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value: 168,750,000 shares authorized; 43,047,169 shares issued and outstanding	43,047	43,047
Additional paid-in capital	3,439,480	3,439,480
Retained earnings	2,778,024	2,744,600
Accumulated other comprehensive income:
Foreign currency translation gain	1,353,935	1,302,840

Total Stockholders' Equity	7,614,486	7,529,967

Total Liabilities and Stockholders' Equity	$18,004,406	$17,853,726

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Income and Comprehensive Income

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Net Revenues	$2,687,939	$2,818,413

Cost of Goods Sold	1,464,304	1,537,929

Gross Margin	1,223,635	1,280,484

Operating Expenses
Advertising expenses	8,940	6,099
Selling expenses	346,890	416,833
Professional fees	65,849	-
Research and development	9,331	6,422
General and administrative expenses	654,901	482,075

Total operating expenses	1,085,911	911,429

Income from Operations	137,724	369,055

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(5,265)	-
Interest income	(4,236)	(2,429)
Interest expense	55,808	21,756
Other (income) expense	5,248	(9,569)

Other (income) expense, net	51,555	9,758

Income before Income Tax Provision	86,169	359,297

Income Tax Provision	52,745	89,825

Net Income	33,424	269,472

Other Comprehensive Income
Foreign currency translation gain	51,095	60,555

Total other comprehensive income	51,095	60,555

Comprehensive Income	$84,519	$330,027

Net Income Per Common Share - Basic and Diluted	$0.00	$0.01

Weighted average common shares outstanding:
- basic and diluted	43,047,169	33,500,000

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity

For the Year Ended December 31, 2011 and December 31, 2010

(Unaudited)

					Accumulated Other
	Common Stock, $0.001 Par Value		Additional		Comprehensive Income	Total
	Number of		Paid-in	Retained	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Earnings	Translation Gain	Equity

Balance, December 31, 2009	33,500,000	$33,500	$3,586,500	$754,214	$768,296	$5,142,510

Comprehensive income
Net income				2,204,431		2,204,431
Other comprehensive income
Foreign currency translation gain					230,991	230,991

Total comprehensive income						2,435,422

Balance, December 31, 2010	33,500,000	33,500	3,586,500	2,958,645	999,287	7,577,932

Reverse acquisition adjustment	9,547,169	9,547	(147,020)			(137,473)

Comprehensive income
Net loss				(214,045)		(214,045)
Other comprehensive income
Foreign currency translation gain					303,553	303,553

Total comprehensive income						89,508

Balance, December 31, 2011	43,047,169	43,047	3,439,480	2,744,600	1,302,840	7,529,967

Net loss				33,424		33,424
Other comprehensive income
Foreign currency translation gain					51,095	51,095

Balance, March 31, 2012	43,047,169	$43,047	$3,439,480	$2,778,024	$1,353,935	$7,614,486

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,424	$269,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	89,794	73,794
Amortization expense	59,519	57,690
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	(88,062)	(443,252)
Accounts receivable	235,804	481,881
Advance on purchases	(111,197)	-
Inventories	(420,629)	(31,243)
Prepayments and other current assets	(8,829)	(78,962)
Accounts payable	139,359	(280,623)
Customer deposits	(34,184)	1,256,279
Taxes payable	(58,581)	(114,300)
Deferred revenue from government grant	(5,224)	-
Due to related party	66,395	-
Accrued expenses and other current liabilities	27,782	(466,913)

Net cash provided by (used in) operating activities	(74,629)	723,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	558	-
Release of restricted cash	5,224	-
Purchases of property, plant and equipment	-	(13,183)

Net cash provided by (used in) investing activities	5,782	(13,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	786,349	762,184
Repayment of loans payable	(786,349)	-
Amounts received from (repayment made to) stockholders	(129,707)	-

Net cash provided by (used in) financing activities	(129,707)	762,184

Effect of exchange rate changes on cash	16,537	11,830

Net change in cash	(182,017)	1,484,654

Cash at beginning of the period	3,104,288	1,394,805

Cash at end of the period	$2,922,271	$2,879,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$55,808	$21,756

Income tax paid	$29,257	$285,201

See accompanying notes to the Consolidated Financial Statements.

Hubei Minkang Pharmaceutical Ltd.

March 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.)

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.) (“Hubei” or the “Company”) was incorporated on April 17, 2006 under the laws of the State of Nevada.  Through various acquisitions and name changes, the Company engaged in the business of acquiring, exploring and developing oil and gas properties.

On October 20, 2010, the Company changed to its current name, Hubei Minkang Pharmaceutical Ltd. to reflect its intended acquisition of HBMK Pharmaceutical Limited (“HBMK”), a BVI corporation.

The Company discontinued its oil and gas exploration business upon consummation of the share exchange agreement (“Share Exchange Agreement”) with HBMK and all of the shareholders of HBMK on September 21, 2011.

HBMK Pharmaceutical Limited and subsidiary

HBMK Pharmaceutical Limited

HBMK Pharmaceutical Limited was incorporated on June 29, 2010 under the laws of the Territory of the British Virgin Islands (“BVI”). HBMK was formed by the stockholders of Sensori Holdings (S) Pte Ltd., the sole stockholder of Hubei Minkang Pharmaceutical Co., Ltd. for the sole purpose of acquiring all of the registered and contributed capital of Hubei Minkang Pharmaceutical Co., Ltd.

Prior to October 12, 2010, the date of recapitalization, HBMK was inactive and had no assets or liabilities.

Hubei Minkang Pharmaceutical Co., Ltd.

Hubei Minkang Pharmaceutical Co., Ltd. (“Minkang”) was incorporated on December 18, 2003 under the laws of the People’s Republic of China (“PRC”). Minkang engages in the research, development, manufacturing and distribution of traditional Chinese medicine.

Merger of Minkang

On October 12, 2010, HBMK acquired all of the registered and contributed capital of Minkang from Sensori Holdings (S) Pte Ltd., Minkang’s then sole stockholder in exchange for 3,620,000 shares of the HBMK’s common stock. The number of shares issued represented 100% of the issued and outstanding common stock immediately after the consummation of the Minkang acquisition.

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

Acquisition of HBMK Pharmaceutical Limited and Subsidiary Recognized as a Reverse Acquisition

On July 8, 2011, Hubei entered into a share exchange agreement (the “Share Exchange Agreement”) with HBMK and all of the shareholders of HBMK and consummated the Share Exchange Agreement on September 21, 2011, with the HBMK stockholders representing 100% of then issued and outstanding capital stock of HBMK. Pursuant to the terms of the Share Exchange Agreement, Hubei acquired all of the issued and outstanding shares of capital stock of HBMK from HBMK’s then stockholders in exchange for 33,500,000 shares of the Hubei’s common stock. The number of shares issued represented approximately 77.8% of the issued and outstanding common stock immediately after the consummation of the Share Exchange.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts, normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, land use rights, and purchased formulae; interest rates; revenue and government grant realized or realizable and earned; sales returns and allowances; value added tax rate, income tax rate and related tax provision; foreign currency exchange rate and functional currency of foreign subsidiaries. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, restricted cash – unearned government grants, banker’s acceptance notes receivable, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, taxes payable, deferred revenue from government grants, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012 and December 31, 2011.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, land use rights, and purchased formulae are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash, Unearned Government Grants

The Company follows paragraph 210-10-45-4 of the FASB Accounting Standards Codification for restricted cash, unearned government grants. Restricted cash, unearned government grants represents grants received from the City of Yichang government to be used in the Company’s environmental protection and improvement projects.

Banker’s Acceptance Notes Receivable

The Company accepts bankers’ acceptance notes in payment of accounts receivable with certain customers. These notes are usually of a short term nature, approximately three to nine months in length. They are non-interest bearing, are due on the date of maturity; are paid by the customers’ bank or credit worthy issuer upon presentation.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any. Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

There was no allowance for doubtful accounts at March 31, 2012 or December 31, 2011.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on Purchases

Advance on purchases primarily represents amounts paid to vendors for future delivery of products ranging from three (3) months to nine (9) months, all of which are fully or partially refundable depending upon the terms and conditions of the purchase agreements.

Inventories

Inventory Valuation

The Company values inventories, consisting of raw materials, packaging material and finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Normal Capacity and Period Costs of Underutilized or Idle Capacity of the Production Facilities

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

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the Company’s production facilities, and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. The management of the Company determines its normal capacity based upon the amount of operating hours of the manufacturing machinery and equipment in a reporting period.

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

Planned Major Maintenance Activities

The Company follows the guidance of paragraph 360-10-25-5 of the FASB Accounting Standards Codification (“Paragraph 360-10-25-5”), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. Paragraph 360-10-25-5 also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the Paragraph 360-10-25-5. The guidance in Paragraph 360-10-25-5 affects the Company with regard to its manufacturing facility requiring periodic major maintenance to meet the Certification of Good Manufacturing Practices (“GMP”) requirement every five (5) years in connection with its pharmaceutical products manufacturing license as mandated by China State Food and Drug Administration (“SFDA”). As a result, the Company has retroactively applied the required change in accounting, electing the deferral method of accounting for planned major maintenance activities. The deferral method requires the capitalization of planned major maintenance costs at the point they occur and the depreciation and amortization of these costs over their estimated useful lives or the period until future maintenance activities of five (5) years are repeated, whichever is shorter.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from trucking or rail company and title transfers when the goods arrive at their destination, based on free on board (“FOB”) destination; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on all of the Company’s products at the rate of 17% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales, if any.

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions. The research and development arrangements usually involve specific research and development projects. Often times, the Company makes non-refundable advances upon signing of these research and development arrangements. The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification (formerly Emerging Issues Task Force Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”) for those non-refundable advances. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the related goods are delivered or the related services are performed. The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered. If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Renminbi, the Company’s functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s statements of income and comprehensive income (loss).

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

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

	March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010

Balance sheets	6.3185	6.3585	6.5601	6.6118

Statements of income and comprehensive income	6.3088	6.4640	6.5804

Comprehensive Income (Loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification (“Section 220-10-45”) to present comprehensive income (loss). Section 220-10-45 establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company’s consolidated statements of income and comprehensive income (loss) and stockholders’ equity.

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31, 2012 or 2011.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

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

Note 3 – Restricted Cash – Unearned Government Grant

Restricted cash – unearned government grant at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Restricted cash – unearned government grant	$465,714	$468,009

	$465,714	$468,009

Management has estimated that the Company will complete certain environmental protection and improvement projects and earn the entire grant currently held in the restricted cash in 2012.

Note 4 – Inventories

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Raw materials	$571,491	$508,126

Packaging materials	134,784	184,801

Work in process	1,004,651	727,415

Finished goods	1,189,403	1,041,112

	$2,900,329	$2,461,454

Slow-moving or obsolescence markdowns

There were no slow-moving or inventory obsolescence adjustments for the interim period ended March 31, 2012 or 2011.

Lower of cost or market adjustments

There were no lower of cost or market adjustments for the interim period ended March 31, 2012 or 2011.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2012 and December 31, 2011 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2012	December 31, 2011

Buildings and leasehold improvements (i)	20	$3,679,916	$3,656,766

Construction in progress (ii)		179,922	180,920

Machinery and equipment	7	1,577,824	1,564,822

Vehicles	5	176,079	174,971

Office equipment	5-8	111,813	113,513

		5,725,554	5,690,992

Less accumulated depreciation (iii)		(1,038,859)	(943,987)

		$4,686,695	$4,747,005

(i)           Capitalized Interest

For the interim period ended March 31, 2012 and 2011, Minkang did not capitalize any interest to fixed assets.

(ii)          Construction-in-progress

Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress included in the consolidated balance sheets.

(iii)         Depreciation and Amortization Expense

Depreciation and amortization expense for the period ended March 31, 2012and 2011 was $89,794 and $73,794, respectively.

Note 6 – Land Use Rights

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

Land use rights, stated at cost, less accumulated amortization at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011

Land use rights	$2,452,433	$2,437,006

Accumulated amortization	(355,603)	(341,181)

	$2,096,830	$2,095,825

Amortization expense

Amortization expense for the interim period ended March 31, 2012 and 2011 was $12,185 and $11,810, respectively.

Note 7 – Purchased Formulae

Purchased formulae, stated at cost, less accumulated amortization at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011

Purchased formulae	$1,905,357	$1,893,371

Accumulated amortization	(1,381,384)	(1,325,360)

	$523,973	$568,011

Amortization expense

Amortization expense for the interim period ended March 31, 2012 and 2011 was $47,334 and $45,880, respectively.

Note 8 – Loans Payable

Loans payable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, payable monthly, with principal due May 5, 2012 which was repaid in full on May 7, 2012.	$1,582,654	$1,572,698

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due January 20, 2012 which was repaid in full on January 10, 2012.	-	786,349

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on January 11, 2013.	791,327	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due April 7, 2012 which was repaid in full on April 1, 2012.	791,327	786,349

	$3,165,308	$3,145,396

Note 9 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

KOH, SOCK HUA	Stockholder of the Company

LEE, TONG TAI	Chief Executive Officer and stockholder of the Company

KOH, CHEOH NGUAN	Stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Advances from stockholders	$378,152	$505,480

	$378,152	$505,480

Note 10 – Working Capital Advances

On September 26, 2011, Minkang received non-interest bearing working capital advances of RMB5 million (approximately $791,327 at March 31, 2012) from an unrelated third party individual.

Note 11 – Unearned and Earned Government Grants

Unearned government grants at March 31, 2012 and December 31, 2011 and earned government grants for the interim period ended March 31, 2012 and 2011 were as follows:

	Earned Government Grants at		Unearned Government Grants at
	March 31, 2012	March 31, 2011	March 31, 2012	December 31, 2011

Energy conservation	$-	$-	$-	$-

Pollution prevention projects	$5,265	$-	$465,714	$468,009

	$5,265	$-	$465,714	$468,009

Note 12 – Stockholders’ Equity

Shares Authorized

Upon formation the aggregate number of shares which the Corporation shall have authority to issue is one hundred million (100,000,000) shares, consisting of two classes to be designated, respectively, “Common Stock” and “Preferred Stock,” with all of such shares having a par value of $0.001 per share. The total number of shares of Common Stock that the Corporation shall have authority to issue is ninety million (90,000,000) shares. The total number of shares of Preferred Stock that the Corporation shall have authority to issue is ten million (10,000,000) shares.

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

Note 13 – Stamp Tax on Minkang’s Change of Ownership

Minkang was billed a one-time stamp tax of RMB2 million and RMB1,356,505.95 on August 31, 2011 and September 14, 2011, respectively, or RMB3,356,505.95 in aggregate in connection with its ownership change from Sensori Holdings (S) Pte Ltd. to HBMK.

Note 14 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations for the year ended March 31, 2012 and 2011 and credit concentrations at March 31, 2012 and December 31, 2011 are as follows:

	Net Sales for the Year Ended		Accounts Receivable at
	March 31, 2012	March 31, 2011	March 31, 2012	December 31, 2011

Customer #0999	52.0%	54.0%	- %	19.5%

Customer #0579	16.5%	14.6%	7.9%	6.3%

Customer #1162	1.9%	4.3%	12.1%	9.0%

Customer #1212	9.0%	5.4%	15.1%	0.4%

	79.4%	73.4%	35.1%	35.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations for the year ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011

Product # 1	53.9%	54.0%

Product # 2	14.6%	23.4%

	68.5%	77.4%

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2012, substantially all of the Company’s cash was held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 15 - Foreign Operations

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company’s results of operations and financial condition. In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang’s borrowings were based on 110% of the banks’ benchmark rate, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately RMB200,000 (approximately $32,000) per year based on the outstanding balances of RMB20 million (approximately $3.2 million) of loans payable at March 31, 2012.

The Company is currently not using any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the variable rate borrowings would increase interest expense and reduce net income.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the Company’s PRC subsidiary’s functional currency.

The Company had no foreign currency hedges in place at March 31, 2012 to reduce such exposure.

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On April 1, 2012, Minkang repaid a loan of RMB5,000,000 (approximately $791,327) to Hubei Bank Corporation Limited.

On April 5, 2012, Minkang obtained a loan of RMB5,000,000 (approximately $791,327) from Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, per annum (7.315%), payable monthly, with principal due April 5, 2013.

On April 25, 2012, Minkang fully repaid the working capital advance from an unrelated third party in China in the amount of RMB 5,000,000 (approximately $791,189).

On April 27, 2012, the Company completed a private placement financing involving the sale of 1,130,270 restricted shares of common stock of the Company (each a “Share”) to one individual at a subscription price of $0.70 per Share for gross proceeds of $791,189.

On May 7, 2012, Minkang repaid a loan of RMB10,000,000 (approximately $1,582,654) to Bank of Communications Limited, Yichang Branch.

On May 7, 2012, Minkang obtained a loan of RMB10,000,000 (approximately $1,582,654) from Bank of Communications Limited, Yichang Branch, collateralized by certain of the Company’s buildings and land use rights, with interest at 120% of the bank’s benchmark rate, per annum (7.872%), payable monthly, with principal due May 7, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, a continued downturn in international economic conditions; any adverse occurrence with respect to our patented technology; our ability to bring new products to market; market demand for our products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements, which were attached to our Annual Report on Form 10-K filed with the SEC on April 16, 2012. The results of operations for the periods ended March 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

On July 8, 2011, we entered into a share exchange agreement with HBMK Pharmaceutical Limited (“HBMK”), a BVI corporation, and all of the shareholders of HBMK (the “Vendors”), which was disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 11, 2011. The closing of the share exchange agreement occurred on September 21, 2011. Pursuant to the terms of the share exchange agreement, we acquired all of the issued and outstanding shares of capital stock of HBMK from the Vendors in exchange for the issuance of 33,500,000 shares of our common stock to the Vendors on a pro rata basis in accordance with each Vendor’s percentage ownership in HBMK.

As a result of the closing of the share exchange agreement, HBMK has become our direct wholly-owned subsidiary and Hubei Minkang Pharmaceutical Co., Ltd. (“Hubei Minkang PRC”) has become our indirect wholly-owned subsidiary as HBMK is the sole owner of Hubei Minkang PRC, a company organized under the laws of the People’s Republic of China.

Our current business is conducted through Hubei Minkang PRC, which is a large-scale pharmaceutical company that mainly produces and markets Traditional Chinese Medicines (“TCM”) and some chemical pharmaceuticals, which most are able to be purchased Over-the-Counter (“OTC”) and some by prescription only. Hubei Minkang PRC has three Good Manufacturing Practice (“GMP”) certifications, with seven production lines capable of producing 10 different product types including pills, tablets, capsules, granules, oral liquids, syrups, mixtures and injections, in more than 400 formulations and dosages.

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

During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51% interest of a sales distribution company for approximately $1.5 million and to increase commercialization of Hubei Minkang PRC’s products including the marketing distribution of existing and potential future products which is anticipated to cost approximately $700,000. However, if we are not able to raise the required funds for such expansion plans, then we may have to delay some or all of our expansion plans.

Our strategy for executing our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world is to:

•	focus production on its highest margin products;

•	continuously improve production facilities and process;

•	lower production costs while maintaining product quality;

•	increase direct sales while reducing distribution costs;

•	acquire control of raw material supply;

•	develop and acquire new products for manufacture; and

•	expand distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the three month periods ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011

Net Revenues	$2,687,939	$2,818,413

Costs of Goods Sold	1,464,304	1,537,929

Gross Margin	1,223,635	1,280,484

Operating Expenses
Advertising expenses	8,940	6,099
Selling expenses	346,890	416,833
Professional fees	65,849	-
Research & development	9,331	6,422
General and administrative expenses	654,901	482,075

Total operating expenses	1,085,911	911,429

Income (Loss) from Operations before Other (Income) Expense	137,724	369,055

Other (Income) Expense
Government grants – energy conservation	(5,265)	-
Interest income	(4,236)	(2,429)
Interest expense	55,808	21,756
Other (income) expense	5,248	(9,569)

Other (income) expense, net	51,555	9,758

Income (Loss) from Operations before Income Tax Provisions	86,169	359,297

Income Tax Provision (Benefit)	52,745	89,825

Net Income (Loss)	33,424	269,472

Other Comprehensive Income
Foreign currency translation gain	51,095	60,555

Total other comprehensive income	51,095	60,555

Comprehensive Income (Loss)	$84,519	$330,027

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Hubei Minkang PRC had sales of $2,687,939 and total cost of goods sold of $1,464,304 for the three month period ended March 31, 2012 as compared to sales of $2,818,413 and total cost of goods sold of $1,537,929 for the three month period ended March 31, 2011. The decrease in sales was due to decreased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $1,448,799 of sales revenue in the three month period ended March 31, 2012 and $1,521,943 of sales revenue in the three month period ended March 31, 2011. An Ka Huangmin Jiaonang accounted for $392,439 of sales revenue in the three month period ended March 31, 2012 and $659,509 of sales revenue in the three month period ended March 31, 2011.

Expenses

Advertising Expenses: Advertising expenses were $8,940 and $6,099 for the three month periods ended March 31, 2012 and 2011, respectively.

Selling Expenses: Selling expenses were $346,890 and $416,833 for the three month periods ended March 31, 2012 and 2011, respectively.

Professional Fees: Professional fees were $65,849 and $Nil for the three month periods ended March 31, 2012 and 2011, respectively. This increase was due to the professional fees associated with the reverse acquisition of HBMK Pharmaceutical Limited by the Company.

Research and Development: Research and Development expenses were $9,331 and $6,422 for the three month periods ended March 31, 2012 and 2011, respectively.

General and Administrative Expenses: General and Administrative expenses were $654,901 and $482,075 for the three month periods ended March 31, 2012 and 2011, respectively. This increase was due to the increase in office expense and labour insurance during the three month period ended March 31, 2012.

Interest Expenses: Interest expenses were $55,808 and $21,756 for the three month periods ended March 31, 2012 and 2011, respectively. This increase was due to the increase in loans in the three month period ended March 31, 2012 as compared to loans outstanding as at March 31, 2011, which increased interest expenses.

Net Income

The net income was $33,424 and $269,472 for three month periods ended March 31, 2012 and 2011, respectively. The decrease in net income of $236,048 resulted primarily from a decrease in sales of Yinxing Dame Zhusheye and An Ka Huangmin Jiaonang, increase in selling expenses, increase in professional fees and an increase in general and administrative expenses. The sales of Yinxing Dame Zhusheye decreased by $73,144 for the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011. The sales of An Ka Huangmin Jiaonang increased by $267,070 for the three month period ended March 31, 2011, compared to the three month period ended March 31, 2011.

Liquidity and Capital Resources

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

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

	March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010

Balance sheets	6.3185	6.3538	6.5601	6.6118

Statements of income and comprehensive income	6.3088	6.4640	6.5804	6.7788

We had cash of $2,922,271 as of March 31, 2012.

As at March 31, 2012, Hubei Minkang PRC had loans payable of $1,582,654 due to Bank of Communications Limited, Yichang Branch, collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, per annum, payable monthly, which the principal is due and payable on May 5, 2012. On May 7, 2012, Hubei Minkang PRC repaid the loan payable to Bank of Communications (Yichang Branch). In addition, as at March 31, 2012, Hubei Minkang PRC had a loan payable of $791,327 due to Yichang City Commercial Bank (now Hubei Bank Co., Ltd. (Yichang Branch) due to the merger between Yichang City Commercial Bank and Hubei Bank Co., Ltd. (Yichang Branch)), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, per annum, payable monthly, with the principal due and payable on April 7, 2012. On April 1, 2012, Hubei Minkang PRC repaid the loan payable to Hubei Bank (Yichang Branch) that was due on April 7, 2012. Furthermore, as at March 31, 2012, Hubei Minkang PRC had a loan payable of $791,327 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, which is calculated and payable monthly, with the principal due and payable on January 11, 2013.

In addition, as at March 31, 2012, Hubei Minkang PRC received a working capital advance from an unrelated third party in China in the amount of $791,327, which bears no interest and may be converted into shares of common stock of the Company at the same price per share as the Company’s future equity financing via public offering or private placements. On April 25, 2012 Hubei Minkang PRC repaid this working capital advance.

Our primary source of funds for the interim period ended March 31, 2012, included cash flow from operations, loans from the Bank of Communications, Yichang Branch and the Hubei Bank, and a working capital advance from an unrelated third party. During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51% interest of a sales distribution company for approximately $1.5 million and to increase commercialization of Hubei Minkang PRC’s products including the marketing distribution of existing and potential future products which is anticipated to cost approximately $700,000. However, if we are not able to raise the required funds for such expansion plans, then we may have to delay some or all of our expansion plans. There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Statement of Cash Flows

During the three months ended March 31, 2012, our net cash decreased by $182,017, which included net cash used in operating activities of ($74,629), net cash provided by investing activities of $5,782 and net cash used in financing activities of ($129,707) and effect of exchange rate changes on cash of $16,537.

Cash Flow from Operating Activities

Net cash used in operating activities of ($74,629) was mainly comprised of (i) net income of $33,424; (ii) non-cash depreciation and amortization expense adjustments of $149,313; and (iii) collection of accounts receivable of $235,804, increase in banker’s acceptance notes receivable of $88,062, advance on purchases of $111,197, inventories of $420,629 and prepayments and other current assets of $8,829 from operating assets, decreases in customer deposits of ($34,184), increase in accounts payable of $139,359, taxes payable of $58,581, deferred revenue from government grant of $5,224, due to related party of $66,395 and accrued expenses and other current liabilities of $27,782 from operating liabilities.

Cash Flow provided by (used in) Investing Activities

During the three month period ended March 31, 2012, cash provided by investing activities of $5,782 consisted of (i) cash acquired from acquisition of $558, and (ii) release of restricted cash of $5,224.

Cash Flow provided by (used in) Financing Activities

During the three month period ended March 31, 2012, cash used in financing activities of ($129,707) consisted of (i) proceeds from loans payable of $786,349, (ii) repayment of loans payable of ($786,349), and (iii) repayments to stockholders of ($129,707).

Loan Obligations

As at March 31, 2012, Hubei Minkang PRC had loans payable of $1,582,654 due to Bank of Communications Limited, Yichang Branch, collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, (6.6255%) per annum, payable monthly, which the principal is due and payable on May 5, 2012. On May 7, 2012, Hubei Minkang PRC repaid the loan payable to Bank of Communications (Yichang Branch). In addition, as at March 31, 2012, Hubei Minkang PRC had a loan payable of $791,327 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, per annum, payable monthly, with the principal due and payable on April 7, 2012. On April 1, 2012, Hubei Minkang PRC repaid the loan payable to Hubei Bank (Yichang Branch) that was due on April 7, 2012. Furthermore, as at March 31, 2012, Hubei Minkang PRC had a loan payable of $791,327 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, which is calculated and payable monthly, with the principal due and payable on January 11, 2013.

In addition, as at March 31, 2012, Hubei Minkang PRC received a working capital advance from an unrelated third party in China in the amount of $791,327, which bears no interest and may be converted into shares of common stock of the Company at the same price per share as the Company’s future equity financing via public offering or private placements. On April 25, 2012 Hubei Minkang PRC repaid this working capital advance.

Subsequent Events

On April 1, 2012, Hubei Minkang PRC repaid a loan of RMB 5,000,000 to Hubei Bank (Yichang Branch) that was due on April 7, 2012.

On April 5, 2012, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned RMB 5,000,000.00 to be used as liquidity, with a loan period from April 5, 2012 to April 5, 2013 and having an interest rate of 7.315% per year, which is calculated and paid monthly, with the principal due on April 5, 2013. This loan has been secured by the same maximum pledge contract, dated December 23, 2010 between Hubei Minkang PRC and Yichang City Commercial Bank, however, Hubei Minkang PRC is required to renew the insurance plan on the collateral for another 12 months.

On April 25, 2012, Hubei Minkang PRC fully repaid the working capital advance from an unrelated third party in China in the amount of RMB 5,000,000 (approximately $791,189).

On April 27, 2012, we completed a private placement financing involving the sale of 1,130,270 restricted shares of our common stock (each a “Share”) to one individual at a subscription price of $0.70 per Share for gross proceeds of $791,189.

On May 7, 2012, Hubei Minkang PRC repaid a loan of RMB 10,000,000 to Bank of Communications (Yichang Branch) that was due on May 5, 2012.

On May 7, 2012, Hubei Minkang PRC and Bank of Communications (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned RMB 10,000,000 to be used as liquidity, with a loan period from May 7, 2012 to May 7, 2013 and having an interest rate of 7.872% per year, which is calculated and paid on the 20th of each month, with the principal due on May 7, 2013. This loan has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loans from Bank of Communications (Yichang Branch).

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Lee Tong Tai (being our principal executive officer), and our Chief Financial Officer, Loke Hip Meng (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2012, we completed a private placement financing involving the sale of 1,130,270 restricted shares of our common stock (each a “Share”) to one individual at a subscription price of $0.70 per Share for gross proceeds of $791,189. In connection with the issuance of the Shares, we relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchaser of the Shares in the subscription agreement entered into between the purchaser and us.

The proceeds from the above transactions have been or will be used for general corporate purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

N/A.

Item 5. Other Information

On May 7, 2012, Hubei Minkang PRC repaid a loan of RMB 10,000,000 to Bank of Communications (Yichang Branch) that was due on May 5, 2012.

On May 7, 2012, Hubei Minkang PRC and Bank of Communications (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned RMB 10,000,000 to be used as liquidity, with a loan period from May 7, 2012 to May 7, 2013 and having an interest rate of 7.872% per year, which is calculated and paid on the 20th of each month. This loan has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loans from Bank of Communications (Yichang Branch).

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement, dated July 8, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (1)
3.1	Articles of Incorporation (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.4	Articles of Merger, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.5	Articles of Merger, filed with the Nevada Secretary of State on May 21, 2008 (5)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 29, 2010 (5)
3.7	Articles of Merger, filed with the Nevada Secretary of State on September 29, 2010 (5)
10.1	Extension Agreement, dated August 1, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (2)
10.2	Extension Agreement #2, dated August 16, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (3)
10.3	Loan Contract, dated January 20, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.4	Loan Contract, dated April 8, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.5	Loan Contract, dated May 5, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (4)
10.6	Maximum Pledge Contract, dated December 23, 2010, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. (4)
10.7	Maximum Pledge Contract, dated January 13, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.8	Maximum Pledge Contract, dated May 1, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.9	Loan Contract, dated January 11, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.10	Loan Contract, dated April 5, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)

10.11	Loan Contract, dated May 7, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (7)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Certificates of Good Manufacturing Practices for Pharmaceutical Products issued by the State Food and Drug Administration to Hubei Minkang PRC. (4)
99.2	List of pharmaceutical product registration certificates received by Hubei Minkang PRC from the Food and Drug Administration Authority. (4)
99.3	List of pharmaceutical product registration certificates that have received re-registration in June 2011. (4)
99.4	List of pharmaceutical product registration certificates that are pending for re-registration. (4)
99.5	Free Sale Certificates obtained by Hubei Minkang PRC from Hubei Food and Drug Administration for the manufacture and free sale of 28 popular TCM products. (4)
99.6	Patent Certificates of Appearance Design for packaging received by Hubei Minkang PRC. (4)
99.7	Notification of Granting Invention Patent, issued on May 19, 2011 having a patent definition of “a formula and Chinese medicine that prevents the reduction of platelet.” (4)
99.8	Notifications of Receipts of Patent Applications received by Hubei Minkang PRC. (4)
*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on July 11, 2011, and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 9, 2011, and incorporate by reference herein.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 22, 2011, and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on September 26, 2011, and incorporated by reference herein.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K/A with the SEC on December 22, 2011, and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on April 26, 2012, and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on May 15, 2012, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

By:	/s/ Lee Tong Tai
Lee Tong Tai
President, Chief Executive Officer and a director
Principal Executive Officer
Date: May 16, 2012

By:	/s/ Loke Hip Meng
Loke Hip Meng
Chief Financial Officer
Principal Financial Officer
Date: May 16, 2012

