Form 10-Q
period 2012-06-30
Hubei Minkang Pharmaceutical Ltd.
filed 2012-08-20
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  44,177,439 shares of common stock as of August 3, 2012.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011;
F-3	Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the interim period ended June 30, 2012 (unaudited);
F-5	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); and
F-6	Notes to the Consolidated Financial Statements (unaudited).

It is the opinion of management that the unaudited interim consolidated financial statements for the three and six months ended June 30, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2011. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2011, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

Hubei Minkang Pharmaceutical Ltd.

June 30, 2012 and 2011

Hubei Minkang Pharmaceutical Ltd.

 Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$3,453,731	$3,104,846
Restricted cash, unearned government grant	458,753	468,009
Banker's acceptance notes receivable	498,572	1,639,353
Accounts receivable, net	1,780,088	2,118,047
Advance on purchases	393,942	583,776
Inventories	3,505,661	2,461,454
Prepayments and other current assets	114,286	67,400

Total Current Assets	10,205,033	10,442,885

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,033,446	5,690,992
Accumulated depreciation	(1,131,341)	(943,987)

PROPERTY, PLANT AND EQUIPMENT, net	4,902,105	4,747,005

LAND USE RIGHTS
Land use rights	2,454,065	2,437,006
Accumulated amortization	(368,110)	(341,181)

LAND USE RIGHTS, net	2,085,955	2,095,825

PURCHASED FORMULAE
Purchased formulae	1,906,625	1,893,371
Accumulated amortization	(1,429,968)	(1,325,360)

PURCHASED FORMULAE, net	476,657	568,011

Total Assets	$17,669,750	$17,853,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$3,167,414	$3,145,396
Accounts payable	2,619,014	2,463,908
Customer deposits	503,189	1,030,445
Taxes payable	-	203,039
Advances from stockholders	352,427	505,480
Working capital advances	-	786,349
Deferred revenue from government grant	458,753	468,009
Due to related party	105,099	-
Accrued expenses and other current liabilities	1,583,871	1,721,133

Total Current Liabilities	8,789,767	10,323,759

otal Liabilities	8,789,767	10,323,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value: 168,750,000 shares authorized;
44,177,439 and 43,047,169 shares issued and outstanding, respectively	44,177	43,047
Additional paid-in capital	4,229,539	3,439,480
Retained earnings	3,247,836	2,744,600
Acumulated other comprehensive income:
Foreign currency translation gain	1,358,431	1,302,840

Total Stockholders' Equity	8,879,983	7,529,967

Total Liabilities and Stockholders' Equity	$17,669,750	$17,853,726

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

 Consolidated Statements of Income and Comprehensive Income

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$3,098,242	$2,305,372	$5,786,181	$5,123,785

Cost of Goods Sold
Cost of goods sold	1,363,152	1,105,594	2,827,456	2,643,523
Inventory obsolescence adjustments	-	50,210	-	50,210

Cost of Goods Sold	1,363,152	1,155,804	2,827,456	2,693,733

Gross Margin	1,735,090	1,149,568	2,958,725	2,430,052

Operating Expenses
Advertising expenses	34,427	706	43,367	6,805
Selling expenses	489,709	404,738	836,599	821,571
Professional fees	25,536	-	91,385	-
Research and development	20,140	4,608	29,471	11,030
General and administrative expenses	752,148	535,190	1,407,049	1,017,265

Total operating expenses	1,321,960	945,242	2,407,871	1,856,671

Income from Operations	413,130	204,326	550,854	573,381

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(7,267)	-	(12,532)	-
Interest income	(4,085)	(17,449)	(8,321)	(19,878)
Interest expense	58,676	46,982	114,484	68,738
Other (income) expense	(12,642)	4,905	(7,394)	(4,664)

Other (income) expense, net	34,682	34,438	86,237	44,196

Income before Income Tax Provision	378,448	169,888	464,617	529,185

Income Tax Provision	(91,364)	31,845	(38,619)	121,670

Net Income	469,812	138,043	503,236	407,515

Other Comprehensive Income
Foreign currency translation gain	4,496	115,764	55,591	176,319

Total other comprehensive income	4,496	115,764	55,591	176,319

Comprehensive Income	$474,308	$253,807	$558,827	$583,834

Net Income Per Common Share - Basic and Diluted	$0.01	$0.00	$0.01	$0.01

Weighted average common shares outstanding:
- basic and diluted	43,618,514	33,500,000	43,332,842	33,500,000

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity
For the Interim Period Ended June 30, 2012
(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Comprehensive Income	Total
	Number of		Paid-in	Retained	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Earnings	Translation Gain	Equity

Balance, December 31, 2010	33,500,000	$33,500	$3,586,500	$2,958,645	$999,287	$7,577,932

Reverse acqusition adjustment	9,547,169	9,547	(147,020)			(137,473)

Comprehensive income
Net loss				(214,045)		(214,045)
Other comprehensive income
Foreign currency translation gain					303,553	303,553

Total comprehensive income						89,508

Balance, December 31, 2011	43,047,169	43,047	3,439,480	2,744,600	1,302,840	7,529,967

Issuance of common shares for cash at $0.70 per share	1,130,270	1,130	790,059			791,189

Comprehensive income
Net income				503,236		503,236
Other comprehensive income
Foreign currency translation gain					55,591	55,591

Total comprehensive income						558,827

Balance, June 30, 2012	44,177,439	$44,177	$4,229,539	$3,247,836	$1,358,431	$8,879,983

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

 Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$503,236	$407,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	182,213	154,882
Amortization expense - land use rights	24,541	23,976
Amortization expense - purchased formulae	95,331	93,138
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	1,152,257	(348,522)
Accounts receivable	352,786	1,046,657
Advance on purchases	193,921	-
Inventories	(1,026,977)	(413,047)
Prepayments and other current assets	(9,332)	(166,771)
Accounts payable	321,465	(275,501)
Customer deposits	(534,470)	772,213
Taxes payable	(242,467)	(748,391)
Deferred revenue from government grant	(12,531)	-
Accrued expenses and other current liabilities	(329,745)	(558,064)
Due to related Party	105,099	-

Net cash provided by (used in) operating activities	775,327	(11,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash	12,531	-
Purchases of property, plant and equipment	(304,083)	(81,126)

Net cash used in investing activities	(291,552)	(81,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	2,375,560	3,094,538
Repayment of loans payable	(2,375,560)	(866,471)
Amounts received from (repayment made to) stockholders	(156,592)	-
Proceeds from (repayment of) working capital advances	(791,853)	-
Proceeds from sale of common stock	791,189	-

Net cash provided by (used in) financing activities	(157,256)	2,228,067

Effect of exchange rate changes on cash	22,366	33,967

Net change in cash	348,885	2,168,993

Cash at beginning of the period	3,104,846	1,394,805

Cash at end of the period	$3,453,731	$3,563,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$114,484	$68,738

Income tax paid	$173,030	$333,121

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
June 30, 2012 and 2011
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.)

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.) (the “Company”) was incorporated on April 17, 2006 under the laws of the State of Nevada.  Through various acquisitions and name changes, the Company engaged in the business of acquiring, exploring and developing oil and gas properties.

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and December 31, 2011.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

There was no allowance for doubtful accounts at June 30, 2012 or December 31, 2011.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

	June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010

Balance sheets	6.3143	6.3585	6.4630	6.6118

Statements of income and comprehensive income	6.3141	6.4640	6.4924

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 20112012-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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

Note 3 – Restricted Cash – Unearned Government Grant

Restricted cash – unearned government grant at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Restricted cash – unearned government grant	$458,753	$468,009

	$458,753	$468,009

Management has estimated that the Company will complete certain environmental protection and improvement projects and earn the entire grant currently held in the restricted cash in 2012.

Note 4 – Inventories

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Raw materials	$876,227	$508,126

Packaging materials	204,555	184,801

Work in process	1,358,611	727,415

Finished goods	1,066,268	1,041,112

	$3,505,661	$2,461,454

Slow-moving or obsolescence markdowns

There were no slow-moving or inventory obsolescence adjustments for the interim period ended June 30, 2012 or 2011.

Lower of cost or market adjustments

There were no lower of cost or market adjustments for the interim period ended June 30, 2012 or 2011.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at June 30, 2012 and December 31, 2011 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2012	December 31, 2011

Buildings and leasehold improvements (i)	20	$3,687,137	$3,656,766

Construction in progress (ii)		182,584	180,920

Machinery and equipment	7	1,866,937	1,564,822

Vehicles	5	176,196	174,971

Office equipment	5-8	120,592	113,513

		6,033,446	5,690,992

Less accumulated depreciation (iii)		(1,131,341)	(943,987)

		$4,902,105	$4,747,005

(i)            Capitalized Interest

 For the interim period ended June 30, 2012 and 2011, Minkang did not capitalize any interest to fixed assets.

(ii)          Construction-in-progress

 Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress included in the consolidated balance sheets.

(iii)         Depreciation and Amortization Expense

 Depreciation and amortization expense for the interim period ended June 30, 2012 and 2011 was $182,213 and $154,822, respectively.

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

Land use rights, stated at cost, less accumulated amortization at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Land use rights	$2,454,065	$2,437,006

Accumulated amortization	(368,110)	(341,181)

	$2,085,955	$2,095,825

Amortization Expense

Amortization expense for the interim period ended June 30, 2012 and 2011 was $24,541 and $23,976, respectively.

Note 7 – Purchased Formulae

Purchased formulae, stated at cost, less accumulated amortization at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Purchased formulae	$1,906,625	$1,893,371

Accumulated amortization	(1,429,968)	(1,325,360)

	$476,657	$568,011

Amortization Expense

Amortization expense for the interim period e 31, 2012 and 2011 was $95,331 and $93,138, respectively.

Note 8 – Loans Payable

Loans payable at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, payable monthly, with principal due May 5, 2012 which was repaid in full on May 7, 2012.	$-	$1,572,698

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and repaid in full on January 11, 2012.	-	786,349

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on January 11, 2013.	791,853	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due April 7, 2012 which was repaid in full on April 1, 2012.	-	786,349

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on April 5, 2013.	791,853	-

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 120% of the bank’s benchmark rate, payable monthly, with principal due May 7, 2013.	1,583,708	-

	$3,167,414	$3,145,396

Note 9 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

KOH, SOCK HUA	Stockholder of the Company

LEE, TONG TAI	Chief Executive Officer and stockholder of the Company

KOH, CHEOH NGUAN	Stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Advances from stockholders	$352,427	$505,480

	$352,427	$505,480

Note 10 – Working Capital Advances

On September 26, 2011, Minkang received non-interest bearing working capital advances of RMB5 million from an unrelated third party individual. On April 25, 2012, Minkang fully repaid the working capital advance in the amount of RMB 5,000,000 (approximately $791,189).

Note 11 – Unearned and Earned Government Grants

Unearned government grants at June 30, 2012 and December 31, 2011 and earned government grants for the interim period ended June 30, 2012 and 2011 were as follows:

	Earned Government Grants at		Unearned Government Grants at
	June 30, 2012	June 30, 2011	June 30, 2012	December 31, 2011

Energy conservation	$-	$-	$-	$-

Pollution prevention projects	$12,532	$-	$458,753	$468,009

	$12,532	$-	$458,753	$468,009

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

On April 27, 2012, the Company completed a private placement financing involving the sale of 1,130,270 restricted shares of the common stock (each a “share”) of the Company to one individual at $0.70 per share for gross proceeds of $791,189.

Note 13 – Stamp Tax on Minkang’s Change of Ownership

Minkang was billed a one-time stamp tax of RMB2 million and RMB1,356,505.95 on August 31, 2011 and September 14, 2011, respectively, or RMB3,356,505.95 in aggregate in connection with its ownership change from Sensori Holdings (S) Pte Ltd. to HBMK.

Note 14 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations for the interim period ended June 30, 2012 and 2011 and credit concentrations at June 30, 2012 and December 31, 2011 are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	June 30, 2012	June 30, 2011	June 30, 2012	December 31, 2011

Customer #0999	55.8%	61.1%	-%	19.5%

Customer #0579	7.7%	8.8%	9.6%	6.3%

Customer #1162	0.9%	3.4%	14.8%	9.0%

Customer #1212	2.7%	-%	22.1%	0.4%

	67.1%	73.3%	46.5%	35.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations for the six months ended June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011

Product # 1	67.7%	60.8%

Product # 2	7.6%	18.5%

	75.3%	79.3%
Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2012, substantially all of the Company’s cash was held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company’s results of operations and financial condition.  In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang’s borrowings were based on 110% of the banks’ benchmark rate, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately RMB200,000 (approximately $32,000) per year based on the outstanding balances of RMB20 million (approximately $3.2 million) of loans payable at June 30, 2012.

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

The Company had no foreign currency hedges in place at June 30, 2012 to reduce such exposure.

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and six months ended June 30, 2012 and 2011.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, a continued downturn in international economic conditions; any adverse occurrence with respect to our patented technology; our ability to bring new products to market; market demand for our products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements, which were attached to our Annual Report on Form 10-K filed with the SEC on April 16, 2012.  The results of operations for the periods ended June 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Our strategy for executing our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world is to:

●	focus production on its highest margin products;

●	continuously improve production facilities and process;

●	lower production costs while maintaining product quality;

●	increase direct sales while reducing distribution costs;

●	acquire control of raw material supply;

●	develop and acquire new products for manufacture; and

●	expand distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the three month and six month periods ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net Revenues	$3,098,242	$2,305,372	$5,786,181	$5,123,785

Costs of Goods Sold
Cost of Goods Sold	1,363,152	1,105,594	2,827,456	2,643,523
Inventory obsolescence adjustments	-	50,210	-	50,210

Cost of Goods Sold	1,363,152	1,155,804	2,827,456	2,693,733

Gross Margin	1,735,090	1,149,568	2,958,725	2,430,052

Operating Expenses
Advertising expenses	34,427	706	43,367	6,805
Selling expenses	489,709	404,738	836,599	821,571
Professional fees	25,536	-	91,385	-
Research & development	20,140	4,608	29,471	11,030
General and administrative expenses	752,148	535,190	1,407,049	1,017,265

Total operating expenses	1,321,960	945,242	2,407,871	1,856,671

Income from Operations before Other (Income) Expense	413,130	204,326	550,854	573,381

Other (Income) Expense
Government grants – energy conservation	(7,267)	-	(12,532)	-
Interest income	(4,085)	(17,449)	(8,321)	(19,878)
Interest expense	58,676	46,982	114,484	68,738
Other (income) expense	(12,642)	4,905	(7,394)	(4,664)

Other (income) expense, net	34,682	34,438	86,237	44,196

Income from Operations before Income Tax Provisions	378,448	169,888	464,617	529,185

Income Tax Provision (Benefit)	(91,364)	31,845	(38,619)	121,670

Net Income	469,812	138,043	503,236	407,515

Other Comprehensive Income
Foreign currency translation gain	4,496	115,764	55,591	176,319

Total other comprehensive income	4,496	115,764	55,591	176,319

Comprehensive Income	474,308	253,807	558,827	583,834

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Hubei Minkang PRC had sales of $3,098,242 and total cost of goods sold of $1,363,152 for the three month period ended June 30, 2012 as compared to sales of $2,305,372 and total cost of goods sold of $1,155,804 for the three month period ended June 30, 2011.  The increase in sales was due to increased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $2,468,446 of sales revenue in the three month period ended June 30, 2012 and $1,593,318 of sales revenue in the three month period ended June 30, 2011.  An Ka Huangmin Jiaonang, a capsule related drug, accounted for $47,311 of sales revenue in the three month period ended June 30, 2012 and $288,391 of sales revenue in the three month period ended June 30, 2011.  The significant decrease in sales of An Ka Huangmin Jiaonang was due to the China State Food and Drug Administration imposing stricter rules about quality of capsules, which caused a shortage of capsule supply and the price of capsules increased dramatically; and therefore, the Company has temporarily stopped the production of An Ka Huangmin Jiaonang, which caused the decrease in such sales.

Expenses

Advertising Expenses:  Advertising expenses were $34,427 and $706 for the three month periods ended June 30, 2012 and 2011, respectively.  The increase was due to the Company signing financial public relations agreement totaling $30,000 during the three month period ended June 30, 2012.

Selling Expenses:  Selling expenses were $489,709 and $404,738 for the three month periods ended June 30, 2012 and 2011, respectively.  The increase was due to an increase in commission fees to sales personnel.

Professional Fees:  Professional fees were $25,536 and $Nil for the three month periods ended June 30, 2012 and 2011, respectively.  This increase was due to the professional fees associated with the Company’s reporting obligations and capital raising efforts.

Research and Development:  Research and Development expenses were $20,140 and $4,608 for the three month periods ended June 30, 2012 and 2011, respectively.  The increase was due to the Company hiring more research and development personnel during 2012 compared to 2011.

General and Administrative Expenses:  General and Administrative expenses were $752,148 and $535,190 for the three month periods ended June 30, 2012 and 2011, respectively.  This increase was due to the increase in office expense and director fees during the three month period ended June 30, 2012.

Interest Expenses:  Interest expenses were $58,676 and $46,982 for the three month periods ended June 30, 2012 and 2011, respectively.  This increase was due to the increase in loans in the three month period ended June 30, 2012 as compared to loans outstanding as at June 30, 2011, which increased interest expenses.

Net Income

The net income was $469,812 and $138,043 for three month periods ended June 30, 2012 and 2011, respectively.  The increase in net income of $331,769 resulted primarily from an increase in the sales of Yinxing Dame Zhusheye, which was offset by a decrease in the sales of An Ka Huangmin Jiaonang, an increase in selling expenses, increase in professional fees, increase in research and development expenses and an increase in general and administrative expenses. The sales of Yinxing Dame Zhusheye increased by $875,128 for the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011.  The sales of An Ka Huangmin Jiaonang decreased by $241,080 for the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Hubei Minkang PRC had sales of $5,786,181 and total cost of goods sold of $2,827,456 for the six month period ended June 30, 2012 as compared to sales of $5,123,785 and total cost of goods sold of $2,693,733 for the six month period ended June 30, 2011.  The increase in sales was due to increased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $3,917,245 of sales revenue in the six month period ended June 30, 2012 and $3,115,261 of sales revenue in the six month period ended June 30, 2011.  An Ka Huangmin Jiaonang, a capsule related drug, accounted for $439,750 of sales revenue in the six month period ended June 30, 2012 and $947,900 of sales revenue in the six month period ended June 30, 2011.  The significant decrease in sales of An Ka Huangmin Jiaonang was due to the China State Food and Drug Administration imposing stricter rules about quality of capsules, which caused a shortage of capsule supply and the price of capsules increased dramatically; and therefore, the Company has temporarily stopped the production of An Ka Huangmin Jiaonang, which caused the decrease in such sales.

Expenses

Advertising Expenses:  Advertising expenses were $43,367 and $6,805 for the six month periods ended June 30, 2012 and 2011, respectively.  The increase was due to the Company signing financial public relations agreement totaling $30,000 during the six month period ended June 30, 2012.

Selling Expenses:  Selling expenses were $836,599 and $821,571 for the six month periods ended June 30, 2012 and 2011, respectively.  The increase was due to an increase in commission fees to sales personnel.

Professional Fees:  Professional fees were $91,385 and $Nil for the six month periods ended June 30, 2012 and 2011, respectively.  This increase was due to the professional fees associated with the Company’s reporting obligations and capital raising efforts.

Research and Development:  Research and Development expenses were $29,471 and $11,030 for the six month periods ended June 30, 2012 and 2011, respectively.  The increase was due to the Company hiring more research and development personnel during 2012 compared to 2011.

General and Administrative Expenses:  General and Administrative expenses were $1,407,049 and $1,017,265 for the six month periods ended June 30, 2012 and 2011, respectively.  This increase was due to the increase in office expense and director fees during the six month period ended June 30, 2012.

Interest Expenses:  Interest expenses were $114,484 and $68,738 for the six month periods ended June 30, 2012 and 2011, respectively.  This increase was due to the increase in loans in the six month period ended June 30, 2012 as compared to loans outstanding as at June 30, 2011, which increased interest expenses.

Net Income

The net income was $503,236 and $407,515 for six month periods ended June 30, 2012 and 2011, respectively.  The increase in net income of $95,721 resulted primarily from an increase in sales of Yinxing Dame Zhusheye, which was offset by a decrease in sales of An Ka Huangmin Jiaonang, an increase in selling expenses, increase in professional fees, an increase in research and development expenses, and an increase in general and administrative expenses. The sales of Yinxing Dame Zhusheye increased by $801,984 for the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011.  The sales of An Ka Huangmin Jiaonang decreased by $508,150 for the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011.

Liquidity and Capital Resources

The financial records of Hubei Minkang PRC are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

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

	June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010

Balance sheets	6.3143	6.3585	6.4630	6.6118

Statements of income and comprehensive income	6.3141	6.4640	6.4924

We had cash of $3,453,731 as of June 30, 2012.

During the period ended June 30, 2012, Hubei Minkang PRC had loans payable of $1,572,698 due to Bank of Communications Limited, Yichang Branch, collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, per annum, payable monthly, which the principal was due and payable on May 5, 2012.  On May 7, 2012, Hubei Minkang PRC repaid the loan payable to Bank of Communications (Yichang Branch).  In addition, during the period ended June 30, 2012, Hubei Minkang PRC had a loan payable of $786,349 due to Yichang City Commercial Bank (now Hubei Bank Co., Ltd. (Yichang Branch) due to the merger between Yichang City Commercial Bank and Hubei Bank Co., Ltd. (Yichang Branch)), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, per annum, payable monthly, which the principal was due and payable on April 7, 2012.  On April 1, 2012, Hubei Minkang PRC repaid the loan payable to Hubei Bank (Yichang Branch) that was due on April 7, 2012.

As at June 30, 2012, Hubei Minkang PRC had a loan payable of $791,853 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, which is calculated and payable monthly, with the principal due and payable on January 11, 2013.  In addition, as at June 30, 2012, Hubei Minkang PRC had a loan payable of $791,853 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013.  These loans from Hubei Bank (Yichang Branch) have been secured by the same maximum pledge contract, dated December 23, 2010 between Hubei Minkang PRC and Yichang City Commercial Bank.  Furthermore, as at June 30, 2012, Hubei Minkang PRC had a loan payable of $1,583,708 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013.  This loan has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

On April 25, 2012, Hubei Minkang PRC fully repaid the working capital advance from an unrelated third party in China in the amount of RMB 5,000,000.

On April 27, 2012, we completed a private placement financing involving the sale of 1,130,270 restricted shares of our common stock (each a “Share”) to one individual at a subscription price of $0.70 per Share for gross proceeds of $791,189.

Our primary source of funds for the interim period ended June 30, 2012, included cash flow from operations, loans from the Bank of Communications, Yichang Branch and the Hubei Bank, working capital advance from stockholders and an unrelated third party, and private placement equity financing.  During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51% interest of a sales distribution company for approximately $1.5 million and to increase commercialization of Hubei Minkang PRC’s products including the marketing distribution of existing and potential future products which is anticipated to cost approximately $700,000.  However, if we are not able to raise the required funds for such expansion plans, then we may have to delay some or all of our expansion plans.  There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Working capital advanced received from stockholders as of June 30, 2012 are as follows:

Name of Stockholder	Amount advanced

Koh, Cheoh Nguan	$76,013
Koh, Sock Hua	$134,705
Lee, Tong Tai	$141,710
Total:	$352,427

The advances by the above mentioned stockholders are unsecured, non-interest bearing and due on demand.

Statement of Cash Flows

During the six months ended June 30, 2012, our net cash increased by $348,885, which included net cash provided by operating activities of $775,327, net cash used in investing activities of ($291,552) and net cash used in financing activities of ($157,256) and effect of exchange rate changes on cash of $22,366.

Cash Flow from Operating Activities

Net cash provided by operating activities of $775,327 was mainly comprised of (i) net income of $503,236; (ii) non-cash depreciation expense adjustment of $182,213; (iii) non-cash amortization expense adjustments of $119,872; and (iii) collection of accounts receivable of $352,786, increase in banker’s acceptance notes receivable of $1,152,257, advance on purchases of $193,921, inventories of ($1,026,977), and prepayments and other current assets of ($9,332) from operating assets, decreases in customer deposits of ($534,470), increase in accounts payable of $321,465, taxes payable of ($242,467), deferred revenue from government grant of ($12,531), due to related party of $105,099 and accrued expenses and other current liabilities of ($329,745) from operating liabilities.

Cash Flow provided by (used in) Investing Activities

During the six month period ended June 30, 2012, cash used in investing activities of ($291,552) consisted of (i) release of restricted cash of $12,531, and (ii) purchases of property, plant and equipment of ($304,083).

Cash Flow provided by (used in) Financing Activities

During the six month period ended June 30, 2012, cash used in financing activities of ($157,256) consisted of (i) proceeds from the sale of common stock of $791,189, (ii) proceeds from loans payable of $2,375,560, (iii) repayment of loans payable of ($2,375,560), (iv) repayments to stockholders of ($156,592), and (v) working capital advances of ($791,853).

Loan Obligations

As at June 30, 2012, Hubei Minkang PRC had a loan payable of $791,853 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, which is calculated and payable monthly, with the principal due and payable on January 11, 2013.  In addition, as at June 30, 2012, Hubei Minkang PRC had a loan payable of $791,853 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013.  These loans from Hubei Bank (Yichang Branch) have been secured by the same maximum pledge contract, dated December 23, 2010 between Hubei Minkang PRC and Yichang City Commercial Bank.  Furthermore, as at June 30, 2012, Hubei Minkang PRC had a loan payable of $1,583,708 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013.  This loan has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●
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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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
___________
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

HUBEI MINKANG PHARMACEUTICAL LTD.

Date: August 20, 2012	By:	/s/ Lee Tong Tai
Lee Tong Tai
President, Chief Executive Officer and a director
(Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Loke Hip Meng
Loke Hip Meng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)