Form 10-Q
period 2012-09-30
Hubei Minkang Pharmaceutical Ltd.
filed 2012-11-19
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  44,177,439 shares of common stock as of November 12, 2012.

USE OF NAMES

In this quarterley report, the terms “Hubei Minkang,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Hubei Minkang Pharmaceutical Ltd. and its subsidiaries, if any.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011;
F-3	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the interim period ended September 30, 2012 (unaudited);
F-5	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); and
F-6	Notes to the Consolidated Financial Statements (unaudited).

It is the opinion of management that the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2011. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2011, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

Hubei Minkang Pharmaceutical Ltd.

September 30, 2012 and 2011

Hubei Minkang Pharmaceutical Ltd.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$3,995,380	$3,104,846
Restricted cash, unearned government grant	445,233	468,009
Banker's acceptance notes receivable	557,031	1,639,353
Accounts receivable, net	1,702,373	2,118,047
Advance on purchases	563,103	583,776
Inventories	3,420,564	2,461,454
Prepayments and other current assets	61,347	67,400

Total Current Assets	10,745,031	10,442,885

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	5,968,826	5,690,992
Accumulated depreciation	(1,227,207)	(943,987)

PROPERTY, PLANT AND EQUIPMENT, net	4,741,619	4,747,005

LAND USE RIGHTS
Land use rights	2,449,332	2,437,006
Accumulated amortization	(379,647)	(341,181)

LAND USE RIGHTS, net	2,069,685	2,095,825

PURCHASED FORMULAE
Purchased formulae	1,902,948	1,893,371
Accumulated amortization	(1,474,785)	(1,325,360)

PURCHASED FORMULAE, net	428,163	568,011

Total Assets	$17,984,498	$17,853,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$3,161,306	$3,145,396
Accounts payable	2,735,765	2,463,908
Customer deposits	1,317,011	1,030,445
Taxes payable	-	203,039
Advances from stockholders	183,846	505,480
Working capital advances	-	786,349
Unearned government grant	445,233	468,009
Due to related party	67,798	-
Accrued expenses and other current liabilities	967,980	1,721,133

Total Current Liabilities	8,878,939	10,323,759

Total Liabilities	8,878,939	10,323,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Proferred stock, $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value: 168,750,000 shares authorized; 44,177,439 and 43,047,169 shares issued and outstanding, respectively	44,177	43,047
Additional paid-in capital	4,229,539	3,439,480
Retained earnings	3,491,039	2,744,600
Acumulated other comprehensive income:
Foreign currency translation gain	1,340,804	1,302,840

Total Stockholders' Equity	9,105,559	7,529,967

Total Liabilities and Stockholders' Equity	$17,984,498	$17,853,726

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Operations and Comprehensive Income

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$9,126,006	$3,339,825	$8,305,281	$3,181,496

Cost of Goods Sold	4,511,482	1,684,026	4,253,671	1,559,938

Gross Margin	4,614,524	1,655,799	4,051,610	1,621,558

Operating Expenses
Advertising expenses	47,192	3,825	9,071	2,266
Selling expenses	1,430,843	594,244	1,449,980	628,409
Professional fees	103,341	11,956	260,436	260,436
Research and development	35,221	5,750	31,416	20,386
General and administrative expenses	2,194,175	787,126	1,552,153	534,888

Total operating expenses	3,810,772	1,402,901	3,303,056	1,446,385

Income from Operations	803,752	252,898	748,554	175,173

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(25,177)	(12,645)	(2,254)	(2,254)
Interest income	(15,272)	(6,951)	(6,064)	13,814
Interest expense	175,843	61,359	118,873	50,135
Stamp tax on Minkang change of ownership	-	-	504,298	504,298
Forgiveness of debt	(130,634)	(130,634)	-	-
Other (income) expense	5,430	12,824	14,422	19,086

Other (income) expense, net	10,190	(76,047)	629,275	585,079

Income (Loss) before Income Tax Provision	793,562	328,945	119,279	(409,906)

Income Tax Provision (Benefit)	47,123	85,742	53,466	(68,204)

Net Income (Loss)	746,439	243,203	65,813	(341,702)

Other Comprehensive Income
Foreign currency translation gain (loss)	37,964	(17,627)	269,950	93,631

Total other comprehensive income	37,964	(17,627)	269,950	93,631

Comprehensive Income (Loss)	$784,403	$225,576	$335,763	$(248,071)

Net Income (Loss) Per Common Share - Basic and Diluted	$0.02	$0.01	$0.00	$(0.01)

Weighted average common shares outstanding:- basic and diluted	43,616,373	44,177,439	33,816,011	34,444,215

 See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity
For the Interim Period Ended September 30, 2012
(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Accumulated Other Comprehensive Income	Total
	Number of		Paid-in	Retained	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Earnings	Translation Gain	Equity

Balance, December 31, 2010	33,500,000	$33,500	$3,586,500	$2,958,645	$999,287	$7,577,932

Reverse acqusition adjustment	9,547,169	9,547	(147,020)			(137,473)

Comprehensive income
Net loss				(214,045)		(214,045)
Other comprehensive income
Foreign currency translation gain					303,553	303,553

Total comprehensive income						89,508

Balance, December 31, 2011	43,047,169	43,047	3,439,480	2,744,600	1,302,840	7,529,967

Issuance of common shares for cash at $0.70 per share	1,130,270	1,130	790,059			791,189

Comprehensive income
Net income				746,439		746,439
Other comprehensive income
Foreign currency translation gain					37,964	37,964

Total comprehensive income						784,403

Balance, Septmber 30, 2012	44,177,439	$44,177	$4,229,539	$3,491,039	$1,340,804	$9,105,559

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$746,439	$65,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	279,910	236,931
Amortization expense - land use rights	36,740	36,345
Amortization expense - purchased formulae	142,721	141,188
Changes in operating assets and liabilities:		-
Banker's acceptance notes receivable	1,090,614	(436,926)
Accounts receivable	426,388	595,038
Advance on purchases	23,626	(100,751)
Inventories	(946,659)	(467,409)
Prepayments and other current assets	3,587	(51,880)
Accounts payable	(128,859)	(309,823)
Customer deposits	281,354	531,394
Taxes payable	(201,822)	(860,211)
Deferred revenue from government grant	(25,143)	(2,346)
Accrued expenses and other current liabilities	(371,315)	(249,557)
Due to related Party	67,798	-

Net cash provided by (used in) operating activities	1,425,379	(872,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	558
Release of restricted cash	25,143	2,346
Purchases of property, plant and equipment	(250,513)	(38,418)

Net cash used in investing activities	(225,370)	(35,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,161,306	3,127,346
Repayment of loans payable	(3,161,306)	(875,657)
Amounts received from (repayment made to) stockholders	(324,191)	(435,048)
Proceeds from (repayment of) working capital advances	(790,326)	781,836
Proceeds from sale of common stock	791,189	-

Net cash provided by (used in) financing activities	(323,328)	2,598,477

Effect of exchange rate changes on cash	13,853	60,534

Net change in cash	890,534	1,751,303

Cash at beginning of the period	3,104,846	1,394,805

Cash at end of the period	$3,995,380	$3,146,108

UPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$175,843	$118,873

Income tax paid	$261,892	$431,793

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
September 30, 2012 and 2011
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.)

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.) ("Hubei " or the “Company”) was incorporated on April 17, 2006 under the laws of the State of Nevada. Through various acquisitions and name changes, the Company engaged in the business of acquiring, exploring and developing oil and gas properties.

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

Acquisition of HBMK Pharmaceutical Limited and Subsidiary Recognized as a Reverse Acquisition

On July 8, 2011, Hubei entered into a share exchange agreement (the “Share Exchange Agreement”) with HBMK and all of the shareholders of HBMK and consummated the Share Exchange Agreement on September 21, 2011, with the HBMK stockholders representing 100% of the then issued and outstanding capital stock of HBMK.  Pursuant to the terms of the Share Exchange Agreement, Hubei acquired all of the issued and outstanding shares of capital stock of HBMK from HBMK’s then stockholders in exchange for 33,500,000 shares of the Hubei’s common stock.  The number of shares issued represented approximately 77.8% of the issued and outstanding common stock immediately after the consummation of the Share Exchange.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012 and December 31, 2011.

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

There was no allowance for doubtful accounts at September 30, 2012 or December 31, 2011.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010

Balance sheets	6.3265	6.3585	6.3952	6.6118

Statements of income and comprehensive income	6.3180	6.4640	6.6558

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

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Restricted Cash – Unearned Government Grant

Restricted cash – unearned government grant consisted of the following:

	September 30, 2012	December 31, 2011

Restricted cash – unearned government grant	$445,233	$468,009

	$445,233	$468,009

Management has estimated that during the next twelve months the Company will complete certain environmental protection and improvement projects and earn the entire grant currently held in the restricted cash.

Note 4 – Inventories

Inventories consisted of the following:

	September 30, 2012	December 31, 2011

Raw materials	$479,192	$508,126

Packaging materials	235,717	184,801

Work in process	1,015,806	727,415

Finished goods	1,689,849	1,041,112

	$3,420,564	$2,461,454

Slow-moving or Obsolescence Markdowns

There were no slow-moving or inventory obsolescence adjustments for the interim period ended September 30, 2012 or 2011.

Lower of Cost or Market Adjustments

There were no lower of cost or market adjustments for the interim period ended September 30, 2012 or 2011.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2012	December 31, 2011

Buildings and leasehold improvements (i)	20	$3,680,027	$3,656,766

Construction in progress (ii)		121,051	180,920

Machinery and equipment	7	1,871,172	1,564,822

Vehicles	5	175,856	174,971

Office equipment	5-8	120,720	113,513

		5,968,826	5,690,992

Less accumulated depreciation (iii)		(1,227,207)	(943,987)

		$4,741,619	$4,747,005

(i)            Capitalized Interest

 For the interim period ended September 30, 2012 and 2011, Minkang did not capitalize any interest to fixed assets.

(ii)           Construction-in-progress

 Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress included in the consolidated balance sheets.

 (iii)        Depreciation and Amortization Expense

 Depreciation and amortization expense for the interim period ended September 30, 2012 and 2011 was $279,910 and $236,931, respectively.

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

Land use rights, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2012	December 31, 2011

Land use rights	$2,449,332	$2,437,006

Accumulated amortization	(379,647)	(341,181)

	$2,069,685	$2,095,825

Amortization Expense

Amortization expense for the interim period ended September 30, 2012 and 2011 was $36,740 and $36,345, respectively.

Note 7 – Purchased Formulae

Purchased formulae, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2012	December 31, 2011

Purchased formulae	$1,902,948	$1,893,371

Accumulated amortization	(1,474,785)	(1,325,360)

	$428,163	$568,011

Amortization Expense

Amortization expense for the interim period e 31, 2012 and 2011 was $142,721 and $141,188, respectively.

Note 8 – Loans Payable

Loans payable consisted of the following:

	September 30, 2012	December 31, 2011

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, payable monthly, with principal due May 5, 2012 which was repaid in full on May 7, 2012.	$-	$1,572,698

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and repaid in full on January 11, 2012.	-	786,349

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on January 11, 2013.	790,326	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due April 7, 2012 which was repaid in full on April 1, 2012.	-	786,349

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on April 5, 2013.	790,326	-

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 120% of the bank’s benchmark rate, payable monthly, with principal due May 7, 2013.	1,580,654	-

	$3,161,306	$3,145,396

Note 9 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

KOH, SOCK HUA	Stockholder of the Company

LEE, TONG TAI	Chief Executive Officer and stockholder of the Company

KOH, CHEOH NGUAN	Stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders consisted of the following:

	September 30, 2012	December 31, 2011

Advances from stockholders	$183,846	$505,480

	$183,846	$505,480

Note 10 – Working Capital Advances

On September 26, 2011, Minkang received non-interest bearing working capital advances of RMB5 million from an unrelated third party. On April 25, 2012, Minkang fully repaid the working capital advance in the amount of RMB 5,000,000 (approximately $791,189).

Note 11 – Unearned and Earned Government Grants

Unearned government grants and earned government grants were as follows:

	Earned Government Grants at		Unearned Government Grants at
	September 30, 2012	September 30, 2011	September 30, 2012	December 31, 2011

Pollution prevention projects	$25,177	$2,254	$445,233	$468,009

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

Note 14 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	September 30, 2012	September 30, 2011	September 30, 2012	December 31, 2011

Customer #0999	69.0%	56.7%	-%	19.5%

Customer #0579	7.0%	9.0%	4.8%	6.3%

Customer #1162	1.0%	5.3%	12.5%	9.0%

Customer #1212	9.0%	5.7%	19.6%	0.4%

	86.0%	76.7%	36.9%	35.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations are as follows:

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Product # 1	68.2%	56.4%

Product # 2	12.0%	20.5%

	80.2%	76.9%

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

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company’s results of operations and financial condition.  In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang’s borrowings were based on 110% of the banks’ benchmark rate, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately RMB200,000 (approximately $32,000) per year based on the outstanding balances of RMB20 million (approximately $3.2 million) of loans payable at September 30, 2012.

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

The Company had no foreign currency hedges in place to reduce such exposure.

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended September 30, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, a continued downturn in international economic conditions; any adverse occurrence with respect to our patented technology; our ability to bring new products to market; market demand for our products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements, which were attached to our Annual Report on Form 10-K filed with the SEC on April 16, 2012.  The results of operations for the periods ended September 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Our strategy for executing our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world is to:

●	focus production on its highest margin products;

●	continuously improve production facilities and process;

●	lower production costs while maintaining product quality;

●	increase direct sales while reducing distribution costs;

●	acquire control of raw material supply;

●	develop and acquire new products for manufacture; and

●	expand distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the three month and nine month periods ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net Revenues	$3,339,825	$3,181,496	$9,126,006	$8,305,281

Costs of Goods Sold
Cost of Goods Sold	1,684,026	1,559,938	4,511,482	4,253,671
Inventory obsolescence adjustments	-	-	-	-

Cost of Goods Sold	1,684,026	1,559,938	4,511,482	4,253,671

Gross Margin	1,655,799	1,621,558	4,614,524	4,051,610

Operating Expenses
Advertising expenses	3,825	2,266	47,192	9,071
Selling expenses	594,244	628,409	1,430,843	1,449,980
Professional fees	11,956	260,436	103,341	260,436
Research & development	5,750	20,386	35,221	31,426
General and administrative expenses	787,126	534,888	2,194,175	1,552,153

Total operating expenses	1,402,901	1,446,385	3,810,772	3,303,056

Income from Operations before Other (Income) Expense	252,898	175,173	803,752	748,554

Other (Income) Expense
Government grants – energy conservation	(12,645)	(2,254)	(25,177)	(2,254)
Interest income	(6,951)	13,814	(15,272)	(6,064)
Interest expense	61,359	50,135	175,843	118,873
Stamp tax on Minkang change of ownership	-	504,298	-	504,298
Gain on settlement of debt	(130,634)	-	(130,634)	-
Other (income) expense	12,824	19,086	5,430	14,422

Other (income) expense, net	(76,047)	585,079	10,190	629,275

Income from Operations before Income Tax Provisions	328,945	(409,906)	793,562	119,279

Income Tax Provision (Benefit)	85,742	(68,204)	47,123	53,466

Net Income	243,203	(341,702)	746,439	65,813

Other Comprehensive Income
Foreign currency translation gain	(17,627)	93,631	37,964	269,950

Total other comprehensive income	(17,627)	93,631	37,964	269,950

Comprehensive Income	225,576	(248,071)	784,403	335,763

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Hubei Minkang PRC had sales of $3,339,825 and total cost of goods sold of $1,684,026 for the three month period ended September 30, 2012 as compared to sales of $3,181,496 and total cost of goods sold of $1,559,938 for the three month period ended September 30, 2011.  The increase in sales was due to increased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $2,231,383.27 of sales revenue in the three month period ended September 30, 2012 and $439,504.38 of sales revenue in the three month period ended September 30, 2011.  An Ka Huangmin Jiaonang, a capsule related drug, accounted for $277,255.28 of sales revenue in the three month period ended September 30, 2012 and $414,007.94 of sales revenue in the three month period ended September 30, 2011.  The significant decrease in sales of An Ka Huangmin Jiaonang was due to the China State Food and Drug Administration imposing stricter rules about quality of capsules, which caused a shortage of capsule supply and the price of capsules increased dramatically; and therefore, the Company has temporarily stopped the production of An Ka Huangmin Jiaonang, which caused the decrease in such sales.

Expenses

Advertising Expenses:  Advertising expenses were $3,825 and $2,266 for the three month periods ended September 30, 2012 and 2011, respectively.  The increase was due to an increase in advertising by the Company during the three month period ended September 30, 2012.

Selling Expenses:  Selling expenses were $594,244 and $628,409 for the three month periods ended September 30, 2012 and 2011, respectively.  The decrease was due to the decrease in sales commissions and transportation expenses.

Professional Fees:  Professional fees were $11,956 and $260,436 for the three month periods ended September 30, 2012 and 2011, respectively.  This decrease was due to less professional fees relating to the Company’s reporting obligations and capital raising efforts during the three month period ended September 30, 2012 as the share exchange agreement transaction that took place in the three month period ended September 30. 2011.

Research and Development:  Research and Development expenses were $5,750 and $20,386 for the three month periods ended September 30, 2012 and 2011, respectively.  The decrease was due to the Company spending less on research and Development expenses during the three months ended September 30, 2012.

General and Administrative Expenses:  General and Administrative expenses were $787,126 and $534,888 for the three month periods ended September 30, 2012 and 2011, respectively.  This increase was due to the increase in employee salary and director fees during the three month period ended September 30, 2012.

Interest Expenses:  Interest expenses were $61,359 and $50,135 for the three month periods ended September 30, 2012 and 2011, respectively.  This increase was due to the increase in loans in the three month period ended September 30, 2012 as compared to loans outstanding as at September 30, 2011, which increased interest expenses.

Net Income (Loss)

The net income (loss) was $243,203 and $(341,702) for three month periods ended September 30, 2012 and 2011, respectively.  The increase in net income of $584,905 resulted primarily from an increase in the sales of Yinxing Dame Zhusheye, which was offset by a decrease in the sales of An Ka Huangmin Jiaonang, decrease in selling expenses, decrease in professional fees, decrease in research and development expenses and an increase in general and administrative expenses. The sales of Yinxing Dame Zhusheye increased by $1,791,878.89 for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011.  The sales of An Ka Huangmin Jiaonang decreased by $136,752.66 for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Hubei Minkang PRC had sales of $9,126,006 and total cost of goods sold of $4,511,482 for the nine month period ended September 30, 2012 as compared to sales of $8,305,281 and total cost of goods sold of $4,253,671 for the nine month period ended September 30, 2011.  The increase in sales was due to increased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $6,226,471.24 of sales revenue in the nine month period ended September 30, 2012 and $4,684,178.48 of sales revenue in the nine month period ended September 30, 2011.  An Ka Huangmin Jiaonang, a capsule related drug, accounted for $1,091,511.66 of sales revenue in the nine month period ended September 30, 2012 and $1,702,582.60 of sales revenue in the nine month period ended September 30, 2011.  The significant decrease in sales of An Ka Huangmin Jiaonang was due to the China State Food and Drug Administration imposing stricter rules about quality of capsules, which caused a shortage of capsule supply and the price of capsules increased dramatically; and therefore, the Company has temporarily stopped the production of An Ka Huangmin Jiaonang, which caused the decrease in such sales.

Expenses

Advertising Expenses:  Advertising expenses were $47,192 and $9,071 for the nine month periods ended September 30, 2012 and 2011, respectively.  The increase was due to the Company signing financial public relations agreement totaling $30,000 during the nine month period ended September 30, 2012.

Selling Expenses:  Selling expenses were $1,430,843 and $1,449,980 for the nine month periods ended September 30, 2012 and 2011, respectively.  The decrease was due to the decrease in sales commissions and transportation expenses.

Professional Fees:  Professional fees were $103,341 and $260,436 for the nine month periods ended September 30, 2012 and 2011, respectively.  This decrease was due to less professional fees relating to the Company’s reporting obligations and capital raising efforts during the nine month period ended September 30, 2012 as the share exchange agreement transaction that took place in the nine month period ended September 30. 2011.

Research and Development:  Research and Development expenses were $35,221 and $31,416 for the nine month periods ended September 30, 2012 and 2011, respectively.  The increase was due to the Company hiring more research and development personnel during 2012 compared to 2011.

General and Administrative Expenses:  General and Administrative expenses were $2,194,175 and $1,552,153 for the nine month periods ended September 30, 2012 and 2011, respectively.  This increase was due to the increase in employee salary and director fees during the nine month period ended September 30, 2012.

Interest Expenses:  Interest expenses were $175,843 and $118,873 for the nine month periods ended September 30, 2012 and 2011, respectively.  This increase was due to the increase in loans in the nine month period ended September 30, 2012 as compared to loans outstanding as at September 30, 2011, which increased interest expenses.

Net Income

The net income was $746,439 and $65,813 for nine month periods ended September 30, 2012 and 2011, respectively.  The increase in net income of $680,626 resulted primarily from an increase in sales of Yinxing Dame Zhusheye, which was offset by a decrease in sales of An Ka Huangmin Jiaonang, decrease in selling expenses, decrease in professional fees, an increase in research and development expenses, and an increase in general and administrative expenses. The sales of Yinxing Dame Zhusheye increased by $1,542,292.76 for the nine month period ended September 30, 2012, compared to the nine month period ended September 30, 2011.  The sales of An Ka Huangmin Jiaonang decreased by $611,070.94 for the nine month period ended September 30, 2012, compared to the nine month period ended September 30, 2011.

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

	September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010

Balance sheets	6.3265	6.3585	6.3952	6.6118

Statements of income and comprehensive income	6.3180	6.4640	6.6558

We had cash of $3,995,380 as of September 30, 2012.

During the period ended September 30, 2012, Hubei Minkang PRC had loans payable of $1,572,698 due to Bank of Communications Limited, Yichang Branch, collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, per annum, payable monthly, which the principal was due and payable on May 5, 2012.  On May 7, 2012, Hubei Minkang PRC repaid the loan payable to Bank of Communications (Yichang Branch).  In addition, during the period ended September 30, 2012, Hubei Minkang PRC had a loan payable of $786,349 due to Yichang City Commercial Bank (now Hubei Bank Co., Ltd. (Yichang Branch) due to the merger between Yichang City Commercial Bank and Hubei Bank Co., Ltd. (Yichang Branch)), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, per annum, payable monthly, which the principal was due and payable on April 7, 2012.  On April 1, 2012, Hubei Minkang PRC repaid the loan payable to Hubei Bank (Yichang Branch) that was due on April 7, 2012.

As at September 30, 2012, Hubei Minkang PRC had a loan payable of $790,326 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, which is calculated and payable monthly, with the principal due and payable on January 11, 2013.  In addition, as at September 30, 2012, Hubei Minkang PRC had a loan payable of $790,326 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013.  These loans from Hubei Bank (Yichang Branch) have been secured by the same maximum pledge contract, dated December 23, 2010 between Hubei Minkang PRC and Yichang City Commercial Bank.  Furthermore, as at September 30, 2012, Hubei Minkang PRC had a loan payable of $1,580,653 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013.  This loan has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

On April 25, 2012, Hubei Minkang PRC fully repaid the working capital advance from an unrelated third party in China in the amount of RMB 5,000,000.

On April 27, 2012, we completed a private placement financing involving the sale of 1,130,270 restricted shares of our common stock (each a “Share”) to one individual at a subscription price of $0.70 per Share for gross proceeds of $791,189.

Our primary source of funds for the interim period ended September 30, 2012, included cash flow from operations, loans from the Bank of Communications, Yichang Branch and the Hubei Bank, working capital advance from stockholders and an unrelated third party, and private placement equity financing.  During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51% interest of a sales distribution company for approximately $1.5 million and to increase commercialization of Hubei Minkang PRC’s products including the marketing distribution of existing and potential future products which is anticipated to cost approximately $700,000.  However, if we are not able to raise the required funds for such expansion plans, then we may have to delay some or all of our expansion plans.  There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Working capital advances received from stockholders as of September 30, 2012 are as follows:

Name of Stockholder	Amount advanced
Koh, Cheoh Nguan	$34,577
Lee, Tong Tai	$149,269
Total:	$183,846

The advances by the above mentioned stockholders are unsecured, non-interest bearing and due on demand.

Statement of Cash Flows

During the nine months ended September 30, 2012, our net cash increased by $890,534, which included net cash provided by operating activities of $1,425,379, net cash used in investing activities of ($225,370) and net cash used in financing activities of ($323,328) and effect of exchange rate changes on cash of $13,853.

Cash Flow from Operating Activities

Net cash provided by operating activities of $1,425,379 was mainly comprised of (i) net income of $746,439; (ii) non-cash depreciation expense adjustment of $279,910; (iii) non-cash amortization expense adjustments of $179,461; and (iii) collection of accounts receivable of $426,388, increase in banker’s acceptance notes receivable of $1,090,614, advance on purchases of $23,626, inventories of ($946,659), and prepayments and other current assets of ($3,587) from operating assets, increase in customer deposits of $281,354, decrease in accounts payable of ($128,859), taxes payable of ($201,822), deferred revenue from government grant of ($25,143), due to related party of $67,798 and accrued expenses and other current liabilities of ($371,314) from operating liabilities.

Cash Flow provided by (used in) Investing Activities

During the nine month period ended September 30, 2012, cash used in investing activities of ($225,370) consisted of (i) release of restricted cash of $25,143, and (ii) purchases of property, plant and equipment of ($250,513).

Cash Flow provided by (used in) Financing Activities

During the nine month period ended September 30, 2012, cash used in financing activities of ($323,328) consisted of (i) proceeds from the sale of common stock of $791,189, (ii) proceeds from loans payable of $3,161,306, (iii) repayment of loans payable of ($3,161,306), (iv) repayments to stockholders of ($324,191), and (v) repayment of working capital advances of ($790,326).

Loan Obligations

As at September 30, 2012, Hubei Minkang PRC had a loan payable of $790,326 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, which is calculated and payable monthly, with the principal due and payable on January 11, 2013.  In addition, as at September 30, 2012, Hubei Minkang PRC had a loan payable of $790.326 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013.  These loans from Hubei Bank (Yichang Branch) have been secured by the same maximum pledge contract, dated December 23, 2010 between Hubei Minkang PRC and Yichang City Commercial Bank.  Furthermore, as at September 30, 2012, Hubei Minkang PRC had a loan payable of $1,580,653 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013.  This loan has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2012.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

Date: November 16. 2012	By:	/s/ Lee Tong Tai
Lee Tong Tai
President, Chief Executive Officer and a director
(Principal Executive Officer)

Date: November 16, 2012	By:	/s/ Loke Hip Meng
Loke Hip Meng
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)