Form 10-K
period 2012-12-31
Hubei Minkang Pharmaceutical Ltd.
filed 2013-04-16
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes   ☑ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 29, 2012, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.70 per share) on that date, was approximately $21,269,760.

The registrant had 52,189,045 shares of common stock outstanding as of April 15, 2013.

i

FORWARD LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-K constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to our patented technology; (3) our ability to bring new products to market; (4) market demand for our products; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability and cost of materials required to produce our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

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

AVAILABLE INFORMATION

Hubei Minkang Pharmaceutical Ltd. files annual, quarterly and current reports with the Securities and Exchange Commission (the “Commission” or “SEC”). You may read and copy documents referred to in this annual report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

REFERENCES

As used in this Annual Report: (i) the terms “we,” “us,” “our,” “Hubei Minkang” and the “Company” mean Hubei Minkang Pharmaceutical Ltd. and its direct and indirect wholly-owned subsidiaries, HBMK Pharmaceutical Limited and Hubei Minkang Pharmaceutical Co., Ltd.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

ii

PART I

ITEM 1.        BUSINESS

Corporate Overview and Subsidiaries

Our principal executive office is located at 55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864. Our telephone number is (+65) 6747-7883. Our common stock is quoted on the OTC Bulletin Board under the symbol “HBMK”.

Hubei Minkang Pharmaceutical Ltd. was incorporated in the State of Nevada on April 17, 2006, under the name DGT Corp. Our shares of common stock were quoted for trading on the Over-the-Counter Bulletin Board (the “OTCBB”) on December 22, 2006, under the symbol “DGTR”. On September 20, 2007, our Company and its wholly owned subsidiary, Blackrock Petroleum Corp. merged and our name changed to Blackrock Petroleum Corp. Our trading symbol on the OTCBB was changed to “BRPC”. On May 21, 2008, we underwent another merger with our wholly owned subsidiary Nexgen Petroleum Corp. At that time our name was changed to Nexgen Petroleum Corp. and our trading symbol on the OTCBB was changed to “NXPE” effective June 9, 2008. On October 20, 2010, we merged with our wholly owned subsidiary, Hubei Minkang Pharmaceutical Ltd., and as result of such merger our name changed to Hubei Minkang Pharmaceutical Ltd. and our trading symbol on the OTCBB was changed to “HBMK” effective October 21, 2010.

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

On July 8, 2011, we entered into a share exchange agreement with HBMK Pharmaceutical Limited (“HBMK”), a BVI corporation, and all of the shareholders of HBMK (the “Vendors”), which was disclosed in the Company's Form 8-K filed on July 11, 2011. The closing of the share exchange agreement occurred on September 21, 2011. Pursuant to the terms of the share exchange agreement, we acquired all of the issued and outstanding shares of capital stock of HBMK from the Vendors in exchange for the issuance of 33,500,000 shares of our common stock to the Vendors on a pro rata basis in accordance with each Vendor’s percentage ownership in HBMK.

As a result of the closing of the share exchange agreement, HBMK has become our direct wholly-owned subsidiary and Hubei Minkang Pharmaceutical Co., Ltd. (“Hubei Minkang PRC”) has become our indirect wholly-owned subsidiary as HBMK is the sole owner of Hubei Minkang PRC, a company organized under the laws of the People’s Republic of China.

HBMK Pharmaceutical Limited

HBMK Pharmaceutical Limited was incorporated on June 29, 2010 pursuant to the laws of the British Virgin Islands. As a result of the closing of the share exchange agreement, the Company is the sole shareholder of HBMK Pharmaceutical Limited (“HBMK”). HBMK’s directors are Lee Tong Tai, Ang Siew Khim, Koh Sock Hua and Lee Tong Jiuh. Pursuant to a share purchase agreement between HBMK and Sensori Holdings (S) Pte. Ltd., a Singapore corporation, dated August 28, 2010, HBMK acquired all of the registered capital of Hubei Minkang Pharmaceutical Co., Ltd., which share purchase agreement closed on October 12, 2010.

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

On December 18, 2003, Hubei Minkang Pharmaceutical Co., Ltd. (“Hubei Minkang PRC”) was established upon the issuance of Enterprises Business Licenses by Yichang Industry and Commerce Administration Bureau. The business scope of Hubei Minkang PRC is to produce and sell Chinese traditional and western and biological preparations (Valid to December 31, 2015), import and export products produced by its own and conduct other import and export business (except those forbidden or limited by the state), research and develop relative new products (within the permitted scope by the state), and prepare for the producing and selling of the material used medicine, cosmetics, and health product.

The directors of Hubei Minkang PRC are Lee Tong Tai, Ang Siew Khim, Koh Sock Hua and Lee Tong Jiuh.

Our Business

The business of our Company is conducted through our subsidiary, HBMK, which, in turn conducts our business through our subsidiary, Hubei Minkang PRC.

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

The TCM Industry

Traditional Chinese Medicine (“TCM”) is a comprehensive medical system that originated in China more than 3,000 years ago.

Core concepts are based on the theories of Yin-Yang and the five elements, which are based on the ancient Chinese observing nature's cycles and changes. They held that wood, fire, earth, metal, and water were the basic substances constituting the material world. These five basic substances were considered an indispensable part of daily life. They also noted that the material world is in a constant state of flux due to the dynamic movement and mutual antagonism of yin and yang factors. TCM holds that a person’s health depends on a constant struggle between the opposing forces of yin and yang, or heat and cold, as expressed through the five elements. TCM sees excesses or imbalances in the body as the cause of illness or disease.

TCM uses Chinese herbal medicines to help to restore balance and enable the body to regain health. These medicines comprise a combination of herbs, minerals and animal products, and complement other related therapies such as acupuncture, acupressure, massage and restorative physical exercises, such as T’ai Chi or Qi Qong.

Enhancing the Quality and Safety of TCM

In January 2008, the Chinese government moved to enhance the quality and safety of herbal medicine production. China’s State Food and Drug Administration (SFDA) began to require all TCM “ready form” makers to be Good Manufacturing Practice (GMP) certified. Ready form is a herbal medicine that is processed, and can be taken after being boiled with water.

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

Principal Products

Hubei Minkang PRC currently has 148 pharmaceutical product registration certificates issued by the Food and Drug Administration Authority to produce the specified TCM and chemical medicines. 117 of such pharmaceutical registration certificates have received re-registration in June 2011. The other 31 pharmaceutical registration certificates are in the approving process of re-registration as of December 2012.There are currently 24 TCM and western-style medicines being produced and sold by Hubei Minkang PRC.

●	92 of Hubei Minkang PRC’s permitted pharmaceuticals are listed in the Administration Catalogue for Overall Social Medical Insurance

●	49 are listed in the Basic Administration Catalogue for Medicine

●	66 are Over The Counter (OTC) products

●	1 of Hubei Minkang PRC’s products are protected by China state government

●	1 of Hubei Minkang PRC’s production techniques have been granted patent rights

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

Top Five Products

Yinxing Damo Zhusheye (61.9 per percent of sales)
Hubei Minkang PRC’s flagship drug, a chemical medication injectable made of Ginkgo biloba extract and dipyridamole is used for the prevention and treatment of coronary heart disease. As Hubei Minkang PRC’s best-selling product, it has won about a 35 percent share of its category. Annual sales are approximately 40 million units. Yinxing, sold by prescription, is in high demand and commands a premium price from distributors, who must pre-pay for orders.

An Ka Huangmin Jiaonang (14.3 percent of sales)
An OTC capsule, this chemical medication relieves cold and flu symptoms including fever, headache, sore throat and sneezing.

Wei C Yinqiao Pian (4.3 percent of sales)
An OTC pill, this TCM for relieving symptoms of cold and influenza, including body aches, cough, fever, headache and sore throat. Hubei Minkang PRC’s 3rd-best selling product, Wei C is approved by the US Food and Drug Administration for sale in the USA.

Xumeian Capsule (4.8 percent or sales)
Xuemeian Capsule is a prescription TCM medication used for leucopenia, a decrease in the number of white blood cells, which places individuals at increased risk of infection. Low white cell counts are associated with chemotherapy, radiation therapy.

Shuxin Koufouye (1.11 percent of sales)
A prescription TCM oral medication for promoting blood circulation and relieving chest pain, shortness of breath and fatigue associated with coronary heart disease.

Current Products Produced

Hubei Minkang PRC’s current production (2012) includes 24 products: seven prescription TCM products and one chemical or western-style medicine, and 16 OTC products, two of which are chemical and the rest TCM medicines:

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

Jinming Hewei Jiaonang	Prescription TCM – capsules	To regulate the stomach function, remove heat and alleviate pain. For stomachache, acid regurgitation, hyperacidity caused by stagnation and heat of liver-energy and stomach.
Pediatric Paracetamol, Artificial Cow-bezoar and Chlorphenamine Maleate Granules (An Ka Huangmin Jiaonang)	OTC chemical medicine – granules	for child use, mainly for flu and nose block
Egui Yangxue Keli	OTC TCM – granules	To nourish blood especially after menses. For giddiness and irregular menses.
Xiao’er Huatan Zhike Keli	OTC TCM – granules	for clearing of phlegm and cough, mainly for child use
Wei C Yinqiao Pian	OTC TCM – tablets	Because it is cool acrid superficies –resolving and can clear heat and resolve toxin, the product is used to cure fever, headache, cough, dry mouth and throat pain caused by epidemic cold.
Fu Fang Wu Wei Zi Pian	OTC TCM - tablets	Used in improving neurasthenia symptoms.
Compound Suchisandra Tablets	OTC chemical medicine - tablets	For dizziness, headache, asthenia, palpitation as well as losing sleep.
Shaihu Zhenke Pian	Prescription TCM - tablets	Used for cough caused by bronchitis.
Houtong Xiaoyan Wan	Prescription TCM - pills	For clearing heat and detoxification, sterilization and pain-relieving. Used for swollen or swelling pharynx and larynx.
Buzhong Yiqi Wan	OTC TCM – pills	To reinforce the middle-energizer to replenish qi. Used for lassitude, visceroptosis.
Zhibai Dihuang Wan	OTC TCM – pills	To nourish yin to clearing away heat. Used for tidal fever and night sweating, tinnitus, and seminal emission, dry mouth and sore throat.

Liuwei Dihuang Wan	OTC TCM – pills	To nourish yin to reinforce the kidney. Used for dizziness, tinnitus, weakness and aching in the lower back and knees, night sweat, seminal emission.
Biyuan Wan	Prescription TCM – pills
To dispel wind-evil and releasing stagnated lung-energy, clear away heat and toxicity, relieve nasal obstruction to stop pain. Treated for nasal obstruction, sinusitis with purulent discharge, un-free orifices, smell badly, headache and eyebrow bone pain.

Buzhong Yiqi Wan	OTC TCM – pills	To reinforce the middle-energizer to replenish qi. Used for lassitude, visceroptosis.
Maiwei Dihuang Wan	OTC TCM – pills	To nourish the kidney and lung. Tidal fever and night sweat, dry throat, dizziness, tinnitus, aching and weakness in the lower back and knees due to a yin deficiency of the kidney and the lung.
Mingmu Dihuang Wan	OTC TCM – pills	To nourish the kidney and liver, improve eyesight. Dryness of eyes, photophobia, blurred vision, and lacrimation irritated by the wind due to yin deficiency of the liver and the kidney.
Nongsuo Yangrong Wan	OTC TCM – pills	To reinforce qi and nourish blood, invigorate the spleen to anchor the mind. Used for weakness of spleen and lung, exhaustion, poor appetite, fright palpitation, night sweat and poor memory.
Tianwang Buxin Wan	Prescription TCM – pills	To replenish yin and nourish blood, and reinforce the heart to anchor the mind. Treated for insufficient heart-yin, palpitation, amnesia, insomnia, dreamfulness and dry stools.
Xiaoyao Wan	OTC TCM – pills
To soothe the liver and invigorate the spleen, and nourish blood to regulate menstrualtion. Menstrual disorders, distending pain in the chest and dizziness, poor appetite and due to stagnation of liver-qi.

Qiju Dihuang Wan	OTC TCM – pills	To nourish the kidney and liver. Dizziness, tinnitus, dryness of eyes and photophobia, dacryorrhea irritated by wind and blurred vision due to yin deficiency in the liver and kidney.
Guipi Wan	OTC TCM – pills
To reinforce qi and invigorate the spleen, nourish blood to anchor the mind. Shortness of breath, palpitation, insomnia, dreamfulness, dizziness, lassitude, and poor appetite due to deficiency in the heart and spleen.

Ginkgo Leaf Extract and Dipyridamole Injection (Yinxing Damo Zhusheye)	Prescription chemical medicine - injections	Suitable for preventing and treating the coronary heart disease and thrombus embolism disease.

Marketing and Distribution Network

Hubei Minkang PRC currently has 40 sales people in 26 provinces in China, as well as an extensive distribution network in China that covers:

●	1200 hospitals
●	10,000 medical halls (the Chinese term for TCM pharmacies, which now generally include western style medicines as well).

Core markets are the Provinces of Hubei (10 percent of sales), Yunnan (16 percent of sales) and Henan (5 percent of sales). They have a combined population of more than 200 million. Hubei Minkang PRC’s export network covers 15 countries, including the world’s two largest pharmaceutical markets, the USA and Japan. Hubei Minkang PRC’s third best-selling product, Wei C, is approved by the US Food and Drug Administration for OTC sale in the USA. Hubei Minkang PRC also exports to Vietnam, Malaysia, Singapore, Philippines, Hong Kong, Indonesia and several European countries.

Marketing

Hubei Minkang PRC’s marketing efforts focus strongly on participation in what it has found to be the most cost-effective vehicles, including:

●	industry events, such as domestic and international trade fairs and conferences;

●	high-impact outdoor advertising on buses and trucks;

●	upgraded packaging; and

●	print advertising.

Hubei Minkang PRC regularly exhibits at major trade exhibitions in China, such as Guanzhou and Xi’an, as well as overseas events in Singapore, Indonesia and London.

Sales Profile and Strategy

A key element of Hubei Minkang PRC’s growth strategy is to reduce its reliance on the wholesales and distributor channel, which adds middleman costs to the final drug prices. Hubei Minkang PRC is already expanding its sales to pharmacies, particularly retail chains, which will be a more profitable channel for both Hubei Minkang PRC and the retailer.

Current Sales Percentage by Channel

●	44 percent through wholesalers and distributors
●	37 percent Hubei Minkang PRC sales force
●	18 percent direct sales
●	1 percent for promotion

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

Also, based on the March 23, 2011, according to China National Development and Planning Commission in the official on-line forecast message, the national medicine trade is expected to have a market size of about RMB 860,000,000,000, which is a growth rate of about 23%.

Of the approximately 6,700 drug manufacturing enterprises in China, there are approximately 1,000 Traditional Chinese Medicine enterprises.

The dosage-form used by the TCM enterprises has reached 40 different forms such as injection, medicinal powder, soft capsule, slow release medicinal preparation, tablets, pills, granules, oral liquids, syrups, aerosol, etc.

The TCM industry sales level and product profit margin has been fairly high. The development of TCM is rapid and in 2010 the TCM industry realized an industrial output of about RMB 317,200,000,000, which is a growth rate of about 29% compared to 2009, TCM comprises about 25.3% of the total pharmaceutical market share.

Hubei Minkang PRC’s Status in the Industry

Hubei Minkang PRC is a reputable TCM manufacturer with a history more than 50 years in the TCM industry. Our superior technology in low-power injection, the concentration pill, the micro pill craft, and our TCM extraction technology has set an advanced professional standard. Hubei Minkang PRC’s concentration pill, the unique micro pill production technique, and its technological advances, have enabled it to unify and incorporate the traditional manual technology and the modern industrialization production method. “MinKang” branding and series of concentration pill is notable for our superior quality, product stability, accurate curative effect, luminous outward appearance and consistently even size. “MinKang” brand of concentration nasosinusitis pill once had the honor to receive the China national quality silver medal. Our nasosinusitis pill is able to be exported to Japan due to the extensive Japanese medical research, which confirmed that our product can repair damage to the nose’s mucous membranes effectively than other drugs or competitors products.

Hubei Minkang PRC’s products are good quality, have good product efficacy and have received wide recognition in the China market.

Hubei Minkang PRC Product Competition

Yinxing Damo Zhusheye

This product, which is a prescription injectable of ginko leaf extract and dipyridamole and is used for the prevention and treatment of coronary heart disease, has received about 40% of the China market share. There are three competitor manufacturers to this product. Hubei Minkang PRC’s competitive advantage for this product is its product quality, high product tendering rate and a comprehensive sales network coverage. However, Hubei Minkang PRC’s weaknesses to such product are that it heavily relies on its sole distributor for this product, the distribution does not cover all of China and the competitors have good distribution networks and they also adopt aggressive pricing strategy.

An Ka Huangmin Jiaonang

This product (Paracetamol, Caffein, Artificial Cow-bezoar and chlorphenamine maleate capsules), which is a chemical medication used to relieve cold and flu symptoms including fever, headache, sore throat and sneezing, has received about 27% of the market share in Yunnan Province and about 14% of the market share in Hubei Province. There are two competitor manufacturers to this product. Hubei Minkang PRC’s competitive advantage for this product is its product quality, branding due to long existence in the market and product efficacy, and product reliability and affordability. Hubei Minkang PRC’s weaknesses to such product are its thin profit margin due to low price and that there are many product substitutes in the market.

Wei C Yinqiao Pian

This product, which is used for relieving symptoms of cold and influenza, including body aches, cough, fever, headache and sore throat, has received about 16% of the market share in Hubei Province and about 28% of the market share in Henan Province. There are two competitor manufacturers to this product. Hubei Minkang PRC’s competitive advantage for this product is its product quality, branding due to long existence in the market and good working relationship with distributor. Hubei Minkang PRC’s weaknesses to such product are its thin profit margin due to low price, competitors apply a low pricing strategy and the competitors have engaged in aggressive advertising and promotion and selling strategy.

Xuemei’an Jiaonang

This product is used for leucopenia, a decrease in the number of white blood cells places individuals at increased risk of infection, which is associated with chemotherapy radiation therapy, has received about 65% of the China market share. There are two competitor manufacturers to this product. Hubei Minkang PRC’s competitive advantage for this product is Hubei Minkang PRC is the originator of this product, product quality, product efficacy and good working relationship with distributors. Hubei Minkang PRC’s weaknesses to such product are its thin profit margin due to low tendering pricing.

Sources and Availability of Raw Materials

Hubei Minkang PRC has established long standing supply arrangements with approximately 27 reliable producers from whom it buys its raw materials directly. In most cases there are alternative suppliers to the raw materials required. Of the 200 raw materials that go into Hubei Minkang PRC’s products, 16 are critical as they account for 90 percent of the cost of raw material purchases. Hubei Minkang PRC’s procurement department constantly updates management on any pricing movement and progress of the main suppliers.

To control costs, Hubei Minkang PRC uses a tendering system where possible inviting known vendors certain vendors known to deliver quality materials, with the aim of replacing the lowest value supplier every year. Raw materials are stored in climate controlled GMP-certified warehouses.

Certain raw materials such as caffeine is a drug that is controlled by the local government and Hubei Minkang PRC can only purchase from the few appointed suppliers. However, caffeine only forms a very minimal aspect Hubei Minkang PRC’s production and would not materially affect our production or revenue.

Our goal is to extend our vertical integration, which currently includes formulation, manufacturing, packaging and distribution, to developing our own sources of supply.

Key Customers

Hubei Minkang PRC’s key customers are its distributors. Hubei Minkang PRC’s main product, Yinxing Damo Zhusheye, which accounts for approximately 62% of sales, is distributed to hospitals all over the PRC through its sole distributor of such product, He Nan Sheng Wan Long Yi Yao Co., Ltd. Hubei Minkang PRC has a long standing relationship with He Nan Sheng Wan Long Yi Yao Co., Ltd. and has renewed a 3 year sole distributorship for such product with this company during the last quarter of the fiscal year ended December 31, 2010.

As for Hubei Minkang PRC’s second main product, An Ka Huangmin Jiaonang, which accounts for approximately 14% of sales, is distributed by three main distributors for different territories in the PRC: Wuhan Huashanrenfu Pharmaceutical Co., Ltd. which distributes in Hubei Province and Chongqing City; Mr. Zhangdawei who distributes in Yunnan Province; and Mr. Huanglin which distributes in Henan Province. Hubei Minkang PRC has a long standing relationship with all three of these distributors for such product.

As for Hubei Minkang PRC’s third main product, Wei C Yinqiao Pian, which accounts for approximately 5% of sales, is distributed by Wuhan Huashanrenfu Pharmaceutical Co., Ltd.

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

Hubei Minkang PRC has received Notification of Granting Invention Patent issued by the State Intellectual Property Office of the PRC having patent number 201010163142.1 issued on May 19, 2011 and having a patent definition as “A formula and Chinese medicine that prevents the reduction of platelet.”

Hubei Minkang PRC has received Notification of Receipt of Patent Application issued by the State Intellectual Property Office of the PRC having application number 200910062287.X issued on June 2, 2009 and having an invention definition as “A kind of oral liquid for the treatment of constipation.” In addition, Hubei Minkang PRC has received a Notification of Receipt of Patent Application issued by the State Intellectual Property Office of the PRC having application number 201110070845.4 issued on March 24, 2011 and having an invention definition as “A formula and Chinese medicine that treats children’s anaemia caused by inadequate functioning of the spleen.”

Trademarks

Hubei Minkang PRC holds 41 valid PRC registered trademarks, among which 7 are protective MINKANG principal registered trademark, and holding 1 principal registered trademark of MINKANG in the United States of America (U.S. Registration Number: 2883901 registered on September 14, 2004).

There is 1 trademark in the process of application, which is a protective MINKANG principal registered trademark.

Also, the MINKANG principal registered trademark has been rewarded as Hubei Famous Trademark for 6 sessions continuously, with the last valid to May 2014. “MINGKANG XIN” and “KELI” trademark have been rewarded as Yichang Famous Trademarks; the application to certify “MINGKANG XIN” as Hubei Famous Trademarks has passed the examination by Hubei Provincial Industry and Commerce Bureau and is now in publicity period.

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

Employees

Hubei Minkang PRC currently employs 496 people on site, including:

●	121 specialized technical personnel

●	15 licensed pharmacists

●	37 R&D personnel (for product formulation and production methods)

●	65 quality control staff

●	34 maintenance personnel

HBMK does not have any full time employees; however, the Company has two full time staff, Mr. Lee Tong Tai (President & CEO) and Ms. Ang Siew Khim (Secretary & Treasurer).

Research and Development

During the fiscal year ended December 31, 2012, we spent $43,532 on research and development. During the fiscal year ended December 31, 2011, we spent $67,639 on research and development

Compliance with Environmental Laws

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

Loans

Loan Contracts

As of December 31, 2012, Hubei Minkang PRC had a loan payable of $792,569 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, which is calculated and payable monthly, with the principal due and payable on January 11, 2013. On January 11, 2013, Hubei Minkang repaid the loan payable to Hubei Bank (Yichang Branch).

A copy of the foregoing loan contract does not purport to be complete and is qualified in its entirety by reference to the Loan Contract, dated January 11, 2012, between Hubei Minkang PRC and Hubei Bank Co., Ltd., which was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on April 26, 2012, and is incorporated by reference herein.

In addition, as of December 31, 2012, Hubei Minkang PRC had a loan payable of $792,569 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013. On April 3, 2013, Hubei Minkang repaid the loan payable to Hubei Bank (Yichang Branch).

A copy of the foregoing loan contract does not purport to be complete and is qualified in its entirety by reference to the Loan Contract, dated April 5, 2012 among Hubei Minkang PRC and Hubei Bank Co., Ltd., which was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on April 26, 2012, and is incorporated by reference herein..

Furthermore, as of December 31, 2012, Hubei Minkang PRC had a loan payable of $1,585,137 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013.

A copy of the foregoing loan contract does not purport to be complete and is qualified in its entirety by reference to the Loan Contract, dated May 7, 2012 among Hubei Minkang PRC and Bank of Communications Co., Ltd., Yichang Branch, which was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 15, 2012, and is incorporated by reference herein.

On January 30, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned $792,569 (RMB 5,000,000) to be used as liquidity, collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with a loan period from January 30, 2013 to January 30, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly, with the principal due on January 30, 2014.

A copy of the foregoing loan contract does not purport to be complete and is qualified in its entirety by reference to the Loan Contract, dated January 30, 2013, among Hubei Minkang PRC and Hubei Bank (Yichang Branch), which is attached hereto as Exhibit 10.13.

On April 07, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned $792,569 (RMB 5,000,000) to be used as liquidity, with a loan period from April 07, 2013 to April 07, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly, with the principal due on April 07, 2014.

A copy of the foregoing loan contract does not purport to be complete and is qualified in its entirety by reference to the Loan Contract, dated April 7, 2013, among Hubei Minkang PRC and Hubei Bank (Yichang Branch), which is attached hereto as Exhibit 10.14.

Loan Security Contracts

The loans from Hubei Bank (Yichang Branch), dated January 11, 2012 and April 5, 2012, have been secured by the same maximum pledge contract, dated December 23, 2010 between Hubei Minkang PRC and Yichang City Commercial Bank (now Hubei Bank Co., Ltd. (Yichang Branch) due to the merger between Yichang City Commercial Bank and Hubei Bank Co., Ltd. (Yichang Branch)).

The foregoing description of the maximum pledge contract does not purport to be complete and is qualified in its entirety by reference to the Maximum Pledge Contract, dated December 23, 2010, between Hubei Minkang PRC and Yichang City Commercial Bank, which was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on September 26, 2011, and is incorporated by reference herein.

The loan from Bank of Communications (Yichang Branch), dated May 7, 2012, has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

The foregoing description of the maximum pledge contracts do not purport to be complete and are qualified in their entirety by reference to the Maximum Pledge Contracts, dated January 13, 2011 and May 1, 2011, between Hubei Minkang PRC and Bank of Communications (Yichang Branch), which were attached as an exhibit to our Current Report on Form 8-K filed with the SEC on September 26, 2011, and are incorporated by reference herein.

The loan from Hubei Bank (Yichang Branch), dated January 30, 2013 has been secured by a new Maximum Amount Mortgage Contract , dated January 7, 2013 between Hubei Minkang PRC and Hubei Bank (Yichang Branch), that takes certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Hubei Bank (Yichang Branch).

The loan from Hubei Bank (Yichang Branch), dated April 7, 2013, has been secured by the same new Maximum Amount Mortgage Contract, dated January 7, 2013, between Hubei Minkang PRC and Hubei Bank (Yichang Branch), that takes certain of Hubei Minkang PRC’s building and land use rights as collateral to secure the loan from Hubei Bank (Yichang Branch).

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

We will need to raise further funds from the capital markets to finance expenditures for equipment, warehousing and to expand the production capacity and marketing of our existing and potential future products and for other corporate purposes. As of December 31, 2012, we had $6,073,324 in cash. We will need to undertake significant future financings for the following reasons:

●	To proceed with the purchase of new production equipment and additional warehousing space;
●	To proceed with research and development on existing and potential future products;
●	To expand manufacturing capabilities;
●	To increase commercialization our products, including the marketing and distribution of our existing and potential future products;
●	To protect our intellectual property;
●	To seek and obtain regulatory approvals; and
●	To finance general and administrative and research activities that are not related to specific products under development.

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

We generate a significant portion of our revenues from the sales of Hubei Minkang PRC’s Yinxing Damo Zhusheye and An Ka huangmin Jiaonang. 62% of Hubei Minkang PRC’s product sales were attributed to Yinxing Damo Zhusheye and 14% of Hubei Minkang PRC’s product sales were attributed to An Ka Huangmin Jiaonang. Hubei Minkang PRC generated revenues of $6,978,640 and $8,615,647 in sales of Yinxing Damo Zhusheye in the fiscal years ended December 31, 2011 and 2012, respectively. Hubei Minkang PRC generated revenues of $3,313,599 and $1,990,368 in sales of An Ka Huangmin Jiaonang in the fiscal years ended 2011 and 2012, respectively. We expect that sales of Yingxing Damo Zhusheye and An Ka Huangmin Jiaonang will continue to comprise a substantial portion of our revenues in the near future. A decrease in Yinxing Damo Zhusheye sales would most likely have an adverse affect on our financial results.

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

A substantially portion of our current revenues are derived from the PRC. We intend to expand our operations in the PRC and internationally into Southeast Asia, Japan and in North America, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results. Expanding internationally exposes us to legal uncertainties, new regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers, difficulties in managing operations across disparate geographic areas, foreign currency fluctuations, dependence on local distributors and potential disruptions in sales or manufacturing. We may also face challenges in protecting our intellectual property or avoiding infringement of others’ rights, and in complying with potentially uncertain or adverse tax laws.

We rely on vendors to supply ingredients for our products.

Regulatory authorities also periodically inspect manufacturing facilities, including third parties who provide ingredients to us, and may challenge their quality, qualifications or competence. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards and make quality products. We do not have control over our vendors’ compliance with these requirements. Failure to comply with regulatory requirements can result in sanctions, fines, delays, suspension of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and criminal prosecutions.

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

We may produce products which, despite proper testing, inadvertently have an adverse pharmaceutical effect on the health of individuals. Existing PRC law and regulations do not require us to maintain third party liability insurance to cover product liability claims and we do not maintain any as there is no such type of insurance in the PRC. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, the inability to commercialize our products and diversion of management’s attention from managing our business. We currently are not aware of any existing or anticipated product liability claim with respect to our products.

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

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC”, as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. The PRC has substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business’s profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

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

Our senior financial staff do not have any formal training, and do not posses professional designations, in U.S. GAAP. This lack of formal training and designations in U.S. GAAP may result in our internal controls over financial reporting not being effective in the future due to the lack of experience in U.S. GAAP. Also, as a result of management’s lack of U.S. GAAP experience, it may take us longer and cost more to prepare our financial statements, which may result in an increase in expenses and reduce our profitability, and possibly cause delays in the timely filing of our periodic and annual reports with the SEC.

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

We may not realize the benefits that we hoped to derive as a result of the closing of the share exchange agreement on September 21, 2011, which include:

●	access to the capital markets of the United States;
●	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that are publicly traded;
●	the ability to use securities to make acquisition of assets or businesses;
●	increased visibility in the financial community;
●	enhanced access to the capital markets;
●	improved transparency of operations; and
●	perceived credibility and enhanced corporate image of being a publicly traded company.

In addition, the attention and effort devoted to achieving the benefits of the share exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from operational issues, which could materially and adversely affect our operating results or stock price in the future.

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

The manufacture and sale of Traditional Chinese Medicines and OTC pharmaceutical products in the PRC is regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain and maintain regulatory approvals. All manufacturers of pharmaceutical products are required to comply with applicable Good Manufacturing Practices (“GMP”) certifications and we have received our certifications. However, should we fail to maintain the GMP certifications, our business would be materially and adversely affected.

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

If we fail to comply with applicable regulatory requirements, including following any product approval, we may be subject to sanctions, including:

●	Fines;
●	Product recalls or seizure;
●	Injunctions;
●	Refusal of regulatory agencies to review pending market approval applications or supplements to approval applications;
●	Total or partial suspension of production;
●	Civil penalties;
●	Withdrawals of previously approved marketing applications; or
●	Criminal prosecution.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act (the “SOX”) and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our new management team, which has limited to nil prior experience operating a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Presently, all or substantially all of our products are sold under the brand name “MINKANG”. We are not aware of any infringement of such trademark. However, there is no assurance that there will not be any infringement of our brand name or other trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amount of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

If our products infringe the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to sell these products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Patent applications are maintained incognito until their publication 18 months from the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. The PRC, similar to many other countries, adopts the first-to-file system under which whoever first files a patent application (instead of the one who makes first actual discoveries) will be awarded patent. Even after reasonable investigation we may not know with certainty whether we have infringed upon a third-party’s patent because such third-party may have filed a patent application without our knowledge while we are still developing that product. If a third-party claims that we infringe upon its proprietary rights, any of the following may occur:

●	We may become involved in time-consuming and expensive litigation, even if the claim is without merit;
●	We may become liable for substantial damages for past infringement if a court decides that our technology infringes upon a competitor’s patent;
●
A court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents, and

●	We may have to reformulate our product so that it does not infringe upon others’ patent rights, which may not be possible or could be very expensive and time-consuming.

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

The profitability of our products will depend in part on our ability to obtain and maintain protection for our intellectual property rights, such as patents, licenses and trade secrets, and the period our intellectual property remains exclusive. We must also operate without infringing on the proprietary rights of third parties and without third parties circumventing our rights. The proprietary rights of enterprises such as ours are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions. Other companies may independently develop similar products and design around any patented or proprietary products we develop. We cannot assure you that:

●	any of our applications for patent or exclusivity will result in their issuance;
●	we will develop additional patentable or proprietary products;
●	the patents or exclusive rights we have been issued will provide us with any competitive advantages;
●	the patents of others will not impede our ability to do business; or
●	third parties will not be able to circumvent our patents or proprietary rights.

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

Substantially all of our business operations are conducted in the PRC, and a substantial portion of our sales are currently made in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

●	The extent of government involvement;
●	The level of development;
●	The growth rate;
●	The control of foreign exchange; and
●	The allocation of resources;

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

There is uncertainty as to whether courts of the PRC would enforce:

●	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state, or
●
In original actions brought in the PRC, liabilities against us or non-residents predicated upon the securities laws of the United States or any state.  Enforcement of a foreign judgment in the PRC also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

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

Substantially all of our assets are located inside the PRC. Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for investors in case of dividend payment and liquidation.

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

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, “HBMK.OB” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;
●	market visibility for our common stock may be limited; and
●	lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, not including any equity in that person’s or person’s spouse’s primary residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Our common stock is thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common stock has historically been sporadically or “thinly-traded”, meaning the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

Our directors and executive officers and their affiliates collectively control approximately 30% of our outstanding common shares as of December 31, 2012. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control. In addition, these shareholders could divert business opportunities from us to themselves or others.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in financial estimates by securities research analysts;
●	conditions in pharmaceutical and agricultural markets;
●	changes in the economic performance or market valuations of other pharmaceutical companies;
●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	addition or departure of key personnel;
●	fluctuations of exchange rates between RMB and the US dollar;
●	intellectual property litigation;
●	general economic or political conditions in the PRC.

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

The headquarters of our subsidiary Hubei Minkang PRC, are located in Yichang, Hubei Province, China. The corporate headquarters, production facilities, quality control centre, warehouse and sales offices are located on a 452,117 sq. ft. (42,000sq. m.) property on a small island in the Yangtze River, which flows through the city. In all, there are 59 buildings on the site. The property is about the size of four premier league soccer pitches or 6.5 American football fields.

There are three GMP certified facilities; seven production lines and two production facilities.

Facilities and capacities include:

●	tablet production line (350,000 pieces / 8 hrs)
●	bottling line for large format (500 ml) oral medicine (1,000 btls / hr)
●	bottling line for small format (20 ml) oral medicine (10,000 btls/hr)
●	injection line (5 ml) 10,000/hrs; 10 ml/8,000/hr
●	tablet coating equipment to preserve freshness (350,000 pieces/4 hrs.)
●	distillation system for purifying water for injection drugs (1 ton/hr)
●	tablet packaging equipment(300,000/8 hrs)

Hubei Minkang PRC has been systematically retooling, upgrading and expanding its processing and production facilities to meet the revised GMP standards as of January 2008. These have included upgrades or the acquisition of new production and quality control equipment.

In the future, we intend to invest further in:

●	Separation Membrane Technology;
●	Fluid extraction Technology; and
●	Finger-print QC techniques.

ITEM 3.        LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock are posted for trading on the OTC Bulletin Board under the symbol “HBMK”. Our common stock previously traded under the symbol “NXPE” from June 9, 2008 to October 20, 2010, under the symbol “BRPC” from September 20, 2007 until June 9, 2008, and under the symbol “DGTR” from December 22, 2006 to September 20, 2007 without any trading or volume as “DGTR”. The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High	Low
December 31, 2012	$1.60	$0.31
September 30, 2012	$1.80	$0.60
June 30, 2012	$2.00	$0.60
March 31, 2012	$1.01	$0.21
December 31, 2011	$0.50	$0.15
September 30, 2011	$0.55	$0.25
June 30, 2011	$0.56	$0.17
March 31, 2011	$0.66	$0.45

As of April 12, 2013, our common stock closed at a price of $1.10.

Holders

As of December 31, 2012, we had 96 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

As of the end of the fiscal year ended December 31, 2012, we do not have any compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On January 29, 2013, we completed a private placement financing involving the sale of 8,011,606 restricted shares of our common stock (each a “Share”) to fourteen individuals and one entity at a subscription price of $0.20 per Share for gross proceeds of $1,602,321.20. In connection with the issuance of the Shares, we relied on the exemption from registration under the United States Securities Act of 1933, as amended, provided by Regulation S, based on representations and warranties provided by the purchasers of the Shares in the subscription agreements entered into between the purchasers and us.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended December 31, 2012.

ITEM 6.        SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) our audited financial statements for the fiscal years ended December 31, 2012 and 2011 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company’s growth, trends in the results of the Company’s development, anticipated development plans, operating expenses and the Company’s anticipated capital requirements and capital resources. As such, these forward-looking statements may include words such as “plans,” “intends,” “anticipates,” “should,” “estimates,” “expects,” “believes,” “indicates,” “targeting,” “suggests” and similar expressions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

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

Plan of Operations

We focus on the business operations of our subsidiary Hubei Minkang PRC. Hubei Minkang PRC is a modern pharmaceutical company that is engaged in the research, development, manufacture and marketing of TCM and some chemical pharmaceuticals in the PRC as well as markets its products to the US, Japan, Canada, Singapore, Malaysia, Thailand and Hong Kong among other countries.

During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51 – 60% interest of a Pharmaceutical factory, by using part cash and part of Hubei Minkang Pharmaceutical Ltd shares as shares swop. The purpose for this Mergers is mainly to acquire new state of technologies plant so to support Hubei Minkang Production demands and New GMP standards for all production lines. This merger also aim to increase commercialization of both companies products including the cross marketing of both companies existing and potential future. Henceforth, we need to raise the required funds estimated between US$5-10millions for such expansion plans, however, if we cannot raise the fund then we may have to delay some or all of our expansion plans.

Our strategy for executing our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world is to:

●	focus production on its highest margin products;

●	continuously improve production facilities and process;

●	lower production costs while maintaining product quality;

●	increase direct sales while reducing distribution costs;

●	acquire control of raw material supply;

●	develop and acquire new products for manufacture; and

●	expand distribution throughout China and overseas.

Results of Operations – Years Ended December 31, 2012 and 2011

The following table sets forth our results of operations for the fiscal years ended December 31, 2012 and 2011.

	Year Ended December 31,	Year Ended December 31,
	2012	2011

Net Revenues	$13,918,655	$12,551,511

Costs of Goods Sold	6,961,109	6,548,114

Inventory obsolescence and markdowns	201,840	-
Gross Profit	6,755,706	6,003,397

Operating Expenses

Selling expenses	2,342,384	2,619,413
Professional fees	154,837	315,127
Research & development	43,532	67,639

General and administrative expenses	3,190,639	2,376,810

Total operating expenses	5,731,392	5,378,989

Income (Loss) from Operations before Other (Income) Expense	1,024,314	624,408

Other (Income) Expense
Government grants – energy conservation	(38,002)	(3,739)
Interest income	(22,376)	(8,627)
Interest expense	236,845	175,684
Stamp tax on Minkang change of ownership		519,261
Forgiveness of debt	(130,634)	-
Other (income) expense	23,676	7,730

Other (income) expense, net	69,509	690,309

Income (Loss) from Operations before Income Tax Provisions	954,805	(65,901)

Income Tax Provision (Benefit)	(6,315)	148,114

Net Income (Loss)	961,120	(214,045)

Other Comprehensive Income
Foreign currency translation gain (loss)	68,420	303,553

Total other comprehensive income	68,420	303,553

Comprehensive Income (Loss)	$1,029,540	$89,508

Revenues

Hubei Minkang PRC had sales of $13,918,655 and total cost of goods sold of $6,961,109 for the year ended December 31, 2012 as compared to sales of $12,551,511 and total cost of goods sold of $6,548,114 for the year ended December 31, 2011. The increase in sales was mainly due to increased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $8,615,647 of sales revenue in the year ended December 31, 2012 and $6,978,640 of sales revenue in the year ended December 31, 2011. An Ka Huangmin Jiaonang accounted for $1,990,368 of sales revenue in the year ended December 31, 2012 and $3,313,599 of sales revenue in the year ended December 31, 2011.

Hubei Minkang PRC recorded inventory obsolescence and markdown expenses of $201,840 for the year ended December 31, 2012 (Nil for the year ended December 31, 2011). Hubei Minkang PRC had gross profit of $ 6,755,706 for the year ended December 31, 2012 as compared to gross profit of $6,003,397 for the year ended December 31, 2011. The increase of cost of goods sold and gross profit were due to increase of sale of Yinxing Dame in year 2012.

Expenses

Selling Expenses: Selling expenses were $2,342,384 and $2,619,413 for the fiscal years ended December 31, 2012 and 2011, respectively. This decrease was due to the decrease of commission fee.

Professional Fees: Professional fees were $154,837 and $315,217 for the fiscal years ended December 31, 2012 and 2011, respectively. This decrease was due to the decrease of legal fee.

Research and Development: Research and Development expenses were $43,532 and $67,639 for the fiscal years ended December 31, 2012 and 2011, respectively.

General and Administrative Expenses: General and Administrative expenses were $3,190,639 and $2,376,810 for the fiscal years ended December 31, 2012 and 2011, respectively. This increase was due to the increase in director's compensation of $528,000 (nil for year 2011) and management salary and employee benefit and trial inspection fee.

Interest Expenses: Interest expenses were $236,845 and $175,684 for the fiscal years ended December 31, 2012 and 2011, respectively. This increase was due to the increase in loans in 2012, which increased interest expenses.

Stamp Tax: Stamp tax on Hubei Minkang PRC’s change of ownership was $Nil and $519,261 for the fiscal years ended December 31, 2012 and 2011, respectively. This stamp tax of RMB 3,356,506 was paid to Yichang State taxation bureau for a one time expense due to the change in ownership of Hubei Minkang PRC.

Net Income (Loss)

The net income (loss) was $961,120 and $(214,045) for the fiscal years ended December 31, 2012 and 2011, respectively. The increase in net income of $1,175,165 resulted primarily from a increase in sales of Yinxing Dame Zhusheye, decrease in selling expenses, decrease in professional fees, decrease in research and development expenses. The sales of Yinxing Dame Zhusheye increased by $1,637,007 for the fiscal year ended December 31, 2012, compared to the fiscal year ended December 31, 2011. The sales of An Ka Huangmin Jiaonang decreased by $1,323,231 for the fiscal year ended December 31, 2012, compared to the fiscal year ended December 31, 2011.

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

	December 31, 2012	December 31, 2011

Balance sheets	6.3086	6.3585

Statements of income and comprehensive income	6.3116	6.4640

We had cash of $6,073,324 as of December 31, 2012.

As at December 31, 2012, Hubei Minkang PRC had a loan payable of $792,569 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, which is calculated and payable monthly, with the principal due and payable on January 11, 2013. On January 11, 2013, Hubei Minkang PRC repaid the loan payable to Hubei Bank (Yichang Branch) that was due on January 11, 2013. In addition, as at December 31, 2012, Hubei Minkang PRC had a loan payable of $792,569 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013. These loans from Hubei Bank (Yichang Branch) were secured by the same maximum pledge contract, dated December 23, 2010, between Hubei Minkang PRC and Hubei Bank (Yichang branch), however, on January 7, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) entered into a new maximum amount mortgage contract, which secured these loans and replaced the prior maximum pledge contract. Furthermore, as at December 31, 2012, Hubei Minkang PRC had a loan payable of $1,585,137 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013. This loan has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

Our primary source of funds for the fiscal year ended December 31, 2012, included cash flow from operations, loans from the Bank of Communications (Yichang Branch) and the Hubei Bank (Yichang Branch), and a private placement of equity capital. During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51% interest of a sales distribution company for approximately $1.5 million and to increase commercialization of Hubei Minkang PRC’s products including the marketing distribution of existing and potential future products which is anticipated to cost approximately $700,000. However, if we are not able to raise the required funds for such expansion plans, then we may have to delay some or all of our expansion plans. There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Statement of Cash Flows

During the fiscal year ended December 31, 2012, our net cash increased by $2,968,478, which included net cash provided by operating activities of $2,005,050, net cash used in investing activities of ($347,082) and net cash provided by financing activities of $1,284,767 and effect of exchange rate changes on cash of $25,743.

Cash Flow Provided by Operating Activities

Net cash provided by operating activities of $2,005,050 was mainly comprised of (i) net income of $961,120 (ii) non-cash depreciation and amortization expense adjustments of $561,779; and (iii) collection of accounts receivable of $518,601, a decrease in banker’s acceptance notes receivable of $321,026, a decrease in advance on purchases of $104,129, an increase in inventories of $740,165 and a decrease in prepayments and other current assets of $29,164 from operating assets, a decrease in customer deposits of $553,435, a decrease in taxes payable of $24,638, an increase in accounts payable of $748,288, and an increase of accrued expenses and other current liabilities of $117,201 from operating liabilities.

Cash Flow used in Investing Activities

During the fiscal year ended December 31, 2012, cash used in investing activities of $347,082 consisted of (i) release of restricted cash – unearned government grant of $38,020, and (ii) purchases of property, plant and equipment of $385,102.

Cash Flow provided by Financing Activities

During the fiscal year ended December 31, 2012, cash provided by financing activities of $1,284,767 consisted of (i) proceeds from loans payable of $3,170,275 (ii) repayment of loans payable of $3,170,275, (iii) repayments to stockholders of $316,174 and (iv) repayment of working capital advances of ($792,569) (v) proceeds from sale of common stock of $2,393,510.

Loan Obligations

As at December 31, 2012, Hubei Minkang PRC had a loan payable of $792,569 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, which is calculated and payable monthly, with the principal due and payable on January 11, 2013. On January 11, 2013, Hubei Minkang PRC repaid the loan payable to Hubei Bank (Yichang Branch) that was due on January 11, 2013. In addition, as at December 31, 2012, Hubei Minkang PRC had a loan payable of $792,569 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013. These loans from Hubei Bank (Yichang Branch) have been secured by the same maximum pledge contract, dated December 23, 2010 between Hubei Minkang PRC and Hubei bank (Yichang branch), however, on January 7, 2013, Hubei Minkang PRC and Hubei Bank (Yichang branch) entered into a new maximum amount mortgage contract, which secured these loans and replaced the prior maximum pledge contract. Furthermore, as at December 31, 2012, Hubei Minkang PRC had a loan payable of $1,585,137 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013. This loan has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

Subsequent Events

On January 7, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) entered into a new maximum amount mortgage contract, that takes certain Hubei Minkang PRC’s building and land use rights as collateral for loans with Hubei Bank (Yichang Branch).

On January 11, 2013, Hubei Minkang PRC repaid a loan of RMB 5,000,000 to Hubei Bank (Yichang Branch) that was due on January 11, 2013.

On January 29, 2013, we completed a private placement financing involving the sale of 8,011,606 restricted shares of our common stock (each a “Share”) to fourteen individuals and one entity at a subscription price of $0.20 per Share for gross proceeds of $1,602,321.

On January 30, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned RMB 5,000,000 to be used as liquidity, with a loan period from January 30, 2013 to January 30, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly. This loan has been secured by the maximum amount mortgage contract, dated January 7, 2013, between Hubei Minkang PRC and Hubei Bank (Yichang Branch), however, Hubei Minkang PRC is required to renew the insurance plan on the collateral for another 12 months.

On April 3, 2013, Hubei Minkang PRC repaid the loan with Hubei Bank (Yichang Branch) that was due on April 5, 2013. On April 7, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned RMB 5,000,000 to be used as liquidity, with a loan period from April 7, 2013 to April 7, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly. This loan has been secured by the same new maximum amount mortgage contract, dated January 7, 2013, between Hubei Minkang PRC and Hubei Bank (Yichang Branch), however, Hubei Minkang PRC is required to renew the insurance plan on the collateral for another 12 months.

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

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hubei Minkang Pharmaceutical Ltd.
Singapore

We have audited the accompanying consolidated balance sheets of Hubei Minkang Pharmaceutical Ltd. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 16, 2013

Hubei Minkang Pharmaceutical Ltd.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$6,073,324	$3,104,846
Restricted cash, unearned government grant	433,691	468,009
Banker's acceptance notes receivable	1,331,295	1,639,353
Accounts receivable, net	1,616,199	2,118,047
Advance on purchases	484,265	583,776
Inventories	3,221,089	2,461,454
Prepayments and other current assets	38,769	67,400

Total Current Assets	13,198,632	10,442,885

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,119,641	5,690,992
Accumulated depreciation	(1,271,803)	(943,987)

PROPERTY, PLANT AND EQUIPMENT, net	4,847,838	4,747,005

LAND USE RIGHTS
Land use rights	2,456,282	2,437,006
Accumulated amortization	(393,005)	(341,181)

LAND USE RIGHTS, net	2,063,277	2,095,825

PURCHASED FORMULAE
Purchased formulae	1,908,347	1,893,371
Accumulated amortization	(1,526,678)	(1,325,360)

PURCHASED FORMULAE, net	381,669	568,011

Total Assets	$20,491,416	$17,853,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$3,170,275	$3,145,396
Accounts payable	3,228,101	2,463,908
Customer deposits	485,161	1,030,445
Taxes payable	175,918	203,039
Advances from stockholders	193,304	505,480
Working capital advances	-	786,349
Unearned government grant	433,691	468,009
Accrued expenses and other current liabilities	1,851,949	1,721,133

Total Current Liabilities	9,538,399	10,323,759

Total Liabilities	9,538,399	10,323,759

STOCKHOLDERS' EQUITY:
Proferred stock, $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value: 168,750,000 shares authorized;
52,189,045 and 43,047,169 shares issued and outstanding, respectively	52,189	43,047
Additional paid-in capital	5,823,848	3,439,480
Retained earnings	3,705,720	2,744,600
Acumulated other comprehensive income:
Foreign currency translation gain	1,371,260	1,302,840

Total Stockholders' Equity	10,953,017	7,529,967

Total Liabilities and Stockholders' Equity	$20,491,416	$17,853,726
See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Operations and Comprehensive Income

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

Net Revenues	$13,918,655	$12,551,511

Cost of Goods Sold
Cost of goods sold	6,961,109	6,548,114
Inventory obsolescence and markdowns	201,840	-

Cost of Goods Sold	7,162,949	6,548,114

Gross Margin	6,755,706	6,003,397

Operating Expenses
Selling expenses	2,342,384	2,619,413
Professional fees	154,837	315,127
Research and development	43,532	67,639
General and administrative expenses	3,190,639	2,376,810

Total operating expenses	5,731,392	5,378,989

Income from Operations	1,024,314	624,408

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(38,002)	(3,739)
Interest income	(22,376)	(8,627)
Interest expense	236,845	175,684
Stamp tax on Minkang change of ownership	-	519,261
Forgiveness of debt	(130,634)	-
Other (income) expense	23,676	7,730

Other (income) expense, net	69,509	690,309

Income (Loss) before Income Tax Provision	954,805	(65,901)

Income Tax Provison (net of credit of $323,309)	(6,315)	148,144

Net Income (Loss)	961,120	(214,045)

Other Comprehensive Income
Foreign currency translation gain (loss)	68,420	303,553

Total other comprehensive income	68,420	303,553

Comprehensive Income	$1,029,540	$89,508

Net Income (Loss) Per Common Share - Basic and Diluted	$0.02	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	43,757,431	36,149,339

 See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2012 and 2011

	Common Stock, $0.001 Par Value		Additional		Accumulated Other Comprehensive Income Foreign Currency	Total
	Number of		Paid-in	Retained	Translation	Stockholders'
	Shares	Amount	Capital	Earnings	Gain	Equity

Balance, December 31, 2010	33,500,000	$33,500	$3,586,500	$2,958,645	$999,287	$7,577,932

Reverse acqusition adjustment	9,547,169	9,547	(147,020)			(137,473)

Comprehensive income
Net loss				(214,045)		(214,045)
Other comprehensive income
Foreign currency translation gain					303,553	303,553

Total comprehensive income						89,508

Balance, December 31, 2011	43,047,169	43,047	3,439,480	2,744,600	1,302,840	7,529,967

Issuance of common shares for cash
at $0.70 per share	1,130,270	1,130	790,059			791,189

Issuance of common shares for cash
at $0.20 per share	8,011,606	8,012	1,594,309			1,602,321

Comprehensive income
Net income				961,120		961,120
Other comprehensive income
Foreign currency translation gain					68,420	68,420

Total comprehensive income						1,029,540

Balance, December 31, 2012	52,189,045	$52,189	$5,823,848	$3,705,720	$1,371,260	$10,953,017

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$961,120	$(214,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	321,818	299,302
Amortization expense - land use rights	49,126	48,740
Amortization expense - purchased formulae	190,835	189,337
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	321,026	(1,476,942)
Accounts receivable	518,601	300,273
Advance on purchases	104,129	(149,207)
Inventories	(740,165)	42,499
Prepayments and other current assets	29,164	(24,895)
Accounts payable	748,288	(290,229)
Customer deposits	(553,435)	903,504
Taxes payable	(24,638)	(591,137)
Deferred revenue from government grant	(38,020)	(3,801)
Accrued expenses and other current liabilities	117,201	219,788

Net cash provided by (used in) operating activities	2,005,050	(746,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	558
Release of restricted cash	38,020	3,801
Purchases of property, plant and equipment	(385,102)	(320,115)

Net cash used in investing activities	(347,082)	(315,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,170,275	3,145,396
Repayment of loans payable	(3,170,275)	(880,711)
Advances from (repayments to) stockholders	(316,174)	(335,666)
Proceeds from (repayments of) working capital advances	(792,569)	786,349
Proceeds from sale of common stock	2,393,510	-

Net cash provided by financing activities	1,284,767	2,715,368

Effect of exchange rate changes on cash	25,743	57,242

Net change in cash	2,968,478	1,710,041

Cash at beginning of the year	3,104,846	1,394,805

Cash at end of the year	$6,073,324	$3,104,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$236,845	$175,685
Income tax paid	$414,369	$444,607

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.)

Hubei Minkang Pharmaceutical Ltd. (formerly Nexgen Petroleum Corp., Blackrock Petroleum Corp. or DGT Corp.) ("Hubei" or the “Company”) was incorporated on April 17, 2006 under the laws of the State of Nevada. Through various acquisitions and name changes, the Company engaged in the business of acquiring, exploring and developing oil and gas properties.

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

As a result of the ownership interests of the former stockholder of Minkang, for financial statement reporting purposes, the merger between HBMK and Minkang has been treated as a reverse acquisition with Minkang deemed the accounting acquirer and HBMK deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Minkang (the accounting acquirer) are carried forward to HBMK (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of HBMK and the assets and liabilities of Minkang which are recorded at historical cost. The equity of the combined entity is the historical equity of Minkang retroactively restated to reflect the number of shares issued by HBMK in the transaction.

Acquisition of HBMK Pharmaceutical Limited and Subsidiary Recognized as a Reverse Acquisition

On July 8, 2011, Hubei entered into a share exchange agreement (the “Share Exchange Agreement”) with HBMK and all of the shareholders of HBMK and consummated the Share Exchange Agreement on September 21, 2011, with the HBMK stockholders representing 100% of the then issued and outstanding capital stock of HBMK. Pursuant to the terms of the Share Exchange Agreement, Hubei acquired all of the issued and outstanding shares of capital stock of HBMK from HBMK’s then stockholders in exchange for 33,500,000 shares of the Hubei’s common stock. The number of shares issued represented approximately 77.8% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholders of HBMK, for financial statement reporting purposes, the merger between Hubei and HBMK has been treated as a reverse acquisition with HBMK deemed the accounting acquirer and Hubei deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of HBMK (the accounting acquirer) are carried forward to Hubei (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of Hubei and the assets and liabilities of HBMK which are recorded at historical cost. The equity of the combined entity is the historical equity of HBMK retroactively restated to reflect the number of shares issued by Hubei in the transaction.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

HBMK Pharmaceutical Limited	The Territory of the British Virgin Islands	June 29, 2010	100%

Hubei Minkang Pharmaceutical Co., Ltd.	PRC	December 18, 2003	100%

The consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or entities as of the reporting period ending date(s) and for the reporting period(s).

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses or (losses).

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts, normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, land use rights, and purchased formulae; interest rates; revenue and government grant realized or realizable and earned; sales returns and allowances; value added tax rate, income tax rate and related tax provision; reporting currency of the Company, functional currency of foreign subsidiaries and foreign currency exchange rate. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and 2011.

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

Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

	December 31, 2012	December 31, 2011

Balance sheets	6.3086	6.3585

Statements of income and comprehensive income	6.3116	6.4640

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

There were no potentially dilutive common shares outstanding for the year ended December 31, 2012 or 2011.

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

Note 3 – Inventories

Inventories consisted of the following:

	December 31, 2012	December 31, 2011

Raw materials	$558,724	$508,126

Packaging materials	250,838	184,801

Work in process	847,999	727,415

Finished goods	1,523,528	1,041,112

	$3,221,089	$2,461,454

Slow-moving or Obsolescence Markdowns

There were $129,242 and $0 of slow-moving or inventory obsolescence adjustments for the year ended December 31, 2012 and 2011, respectively.

Lower of Cost or Market Adjustments

There were $72,598 and $0 of lower of cost or market adjustments for the year ended December 31, 2012 and 2011, respectively.

Note 4 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	December 31, 2011

Buildings and leasehold improvements (i)(iv)	20	$3,736,193	$3,656,766

Construction in progress (ii)		119,080	180,920

Machinery and equipment	7	1,927,284	1,564,822

Vehicles	5	176,355	174,971

Office equipment	5-8	160,729	113,513

		6,119,641	5,690,992

Less accumulated depreciation (iii)		(1,271,803)	(943,987)

		$4,847,838	$4,747,005

(i)  Capitalized Interest

For the year ended December 31, 2012 and 2011, Minkang did not capitalize any interest to fixed assets.

(ii)  Construction-in-progress

Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress included in the consolidated balance sheets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2012 and 2011 was $321,818 and $299,302, respectively.

(iv)  Collateralization of Buildings

Certain of Minkang’s buildings are collateralized for loans from the Bank of Communications Limited, Yichang City Branch and Hubei Bank Corporation Limited.

(v)  Impairment

The Company completed the annual impairment test of property, plant and equipment and determined that there was no impairment as the fair value of property, plant and equipment, substantially exceeded their carrying values at December 31, 2012.

Note 5 – Land Use Rights

Minkang

In 2004 and 2008, Minkang entered into a series of agreements with the Chinese government, whereby the Company paid RMB 15,495,700 to acquire the rights to use 37,919.86 square meters of land in the aggregate for approximately 50 years and obtained land use right certificates expiring from February 23, 2054 through November 5, 2058. The purchase price and related acquisition costs are being amortized over the term of the rights of approximately fifty (50) years.

Land use rights, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2012	December 31, 2011

Land use rights	$2,456,282	$2,437,006

Accumulated amortization	(393,005)	(341,181)

	$2,063,277	$2,095,825

(i)  Amortization Expense

Amortization expense for the fiscal year ended December 31, 2012 and 2011 was $49,126 and $48,740, respectively.

(ii)  Collateralization of Land Use Rights

Certain of Minkang’s land use rights are collateralized for loans from the Bank of Communications Limited, Yichang City Branch and Hubei Bank Corporation Limited.

(iii)  Impairment

The Company completed the annual impairment test of land use rights and determined that there was no impairment as the fair value of land use rights, substantially exceeded their carrying values at December 31, 2012.

Note 6 – Purchased Formulae

Purchased formulae, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2012	December 31, 2011

Purchased formulae	$1,908,347	$1,893,371

Accumulated amortization	(1,526,678)	(1,325,360)

	$381,669	$568,011

(i)  Amortization Expense

Amortization expense for the year ended December 31, 2012 and 2011 was $190,835 and $189,337, respectively.

(ii)  Impairment

The Company completed the annual impairment test of purchased formulae and determined that there was no impairment as the fair value of land use rights, substantially exceeded their carrying values at December 31, 2012.

Note 7 – Loans Payable

Loans payable consisted of the following:

	December 31, 2012	December 31, 2011

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, payable monthly, with principal due May 5, 2012 which was fully repaid on May 7, 2012.	$-	$1,572,698

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 120% of the bank’s benchmark rate, payable monthly, with principal due May 7, 2013.	1,585,137	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and fully repaid on January 11, 2012.	-	786,349

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and fully repaid on January 11, 2013.	792,569	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due April 7, 2012 which was repaid in full on April 1, 2012.	-	786,349

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and fully repaid on April 5, 2013.	792,569	-

	$3,170,275	$3,145,396

Note 8 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Koh, Sock Hua	Stockholder of the Company

Lee, Tong Tai	Chief Executive Officer and stockholder of the Company

Koh, Cheoh Nguan	Stockholder of the Company

Ang, Siew Khim	Treasurer, secretary, director and stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders consisted of the following:

	December 31, 2012	December 31, 2011

Advances from stockholders	$193,304	$505,480

	$193,304	$505,480

Note 9 – Working Capital Advances

On September 26, 2011, Minkang received non-interest bearing working capital advances of RMB5 million from an unrelated third party. On April 25, 2012, Minkang fully repaid the working capital advance in the amount of RMB 5,000,000 (approximately $792,569).

Note 10 – Earned Government Grants and Unearned Government Grants/Restricted Cash

Unearned government grants and earned government grants were as follows:

	Earned Government Grants at		Unearned Government Grants/Restricted Cash at
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Pollution prevention projects	$38,002	$3,739	$433,691	$468,009

Note 11 – Stockholders’ Equity

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

On April 27, 2012, the Company completed a private placement financing involving the sale of 1,130,270 restricted shares of its common stock to one individual at $0.70 per share for gross proceeds of $791,189.

On January 29, 2013, the Company completed a private placement financing involving the sale of 8,011,606 restricted shares of its common stock to fourteen individuals and one entity at $0.20 per share for gross proceeds of $1,602,321.

Note 12 – Stamp Tax on Minkang’s Change of Ownership

Minkang was billed a one-time stamp tax of RMB2 million and RMB1,356,505.95 on August 31, 2011 and September 14, 2011, respectively, or RMB3,356,505.95 in aggregate in connection with its ownership change from Sensori Holdings (S) Pte Ltd. to HBMK.

Note 13 – Income Tax Provision

Hubei is a non-operating holding company. HBMK is a non-operating holding company, incorporated under the laws of the Territory of the British Virgin Islands. The Company’s PRC subsidiary, Minkang is subject to the PRC income taxes, files income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”) accordingly. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources.

United States Income Tax

Hubei is incorporated under the laws of the State of Nevada and is subject to United States of America tax law.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

BVI Income Tax

Under the current BVI tax law, HBMK’s income, if any, is not subject to taxation.

PRC Income Tax

Minkang files income tax returns under the Income Tax Law of the People’s Republic of China (the “PRC Income Tax Law”), which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, is 25%, but grants preferential tax treatment to High and New Technology Enterprises (“NHTEs”). Under this preferential tax treatment, NHTEs can enjoy a preferential income tax rate of 15% for three (3) years.

In November 2011, Minkang received the certification of NHTEs . As a result, it is entitled to the preferential income tax rate of 15% and a 150% deduction for its research and development costs for tax purpose for the year 2011, 2012 and 2013. The Company recorded an income tax refund in connection with the over-accrued provisional tax for year 2011.

Income Tax Provision in the Consolidated Statements of Operations and Comprehensive Income (Loss)

A reconciliation of the Chinese statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Chinese statutory income tax rate	25.0%	25.0%

Tax holiday - NHTEs	(10.0)	(10.0)

Effective income tax rate	15.0%	15.0%

Note 14 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Year Ended		Accounts Receivable at
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Customer #0999	62.4%	64.7%	-%	19.5%

Customer #0579	-%	-%	10.1%	-%

Customer #1212	-%	-%	17.4%	-%

	62.4%	64.7%	27.5%	19.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations are as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Product # 1	61.9%	55.6%

Product # 2	14.3%	26.4%

	76.2%	82.0%

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

Substantially all of the Company’s cash was held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced any losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 15 – Foreign Operations

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC, which may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies since 1980, no assurance can be given that the PRC Government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions; nor that the PRC government’s pursuit of economic reforms will be consistent or effective.

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company’s results of operations and financial condition. In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang’s borrowings were based on 110% of the banks’ benchmark rate, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately RMB200,000 (approximately $32,000) per year based on the outstanding balances of RMB20 million (approximately $3.2 million) of loans payable at December 31, 2012.

The Company did not use any interest rate collars or hedges to manage or reduce interest rate risk. As a result, any increase in interest rates on the variable rate borrowings would increase interest expense and reduce net income.

Currency Convertibility Risk

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. Under China’s Foreign Exchange Currency Regulation and Administration, the Company is permitted to exchange RMB for foreign currencies through banks authorized to conduct foreign exchange business. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with invoices and signed contracts.

Foreign Currency Exchange Rate Risk

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant volatility of the RMB against the U.S. Dollar.

Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position reported in U.S. Dollar.

The Company had no foreign currency hedges in place to reduce such exposure.

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Hubei Minkang Pharmaceutical Ltd.
Valuation and Qualifying Accounts
For the Year Ended December 31, 2012 and 2011

	Balance at beginning of	Add Charge to	Deduct bad debt	Add translation	Balance At End of
	period	Income	written off	adjustment	period
For the Year Ended December 31, 2011:

Allowance for doubtful accounts	$-	$-	$-	$-	$-

For the Year Ended December 31, 2012:

Allowance for doubtful accounts	$-	$97,998	$-	$-	$97,998

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2012.

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

As of December 31, 2012 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held
Lee Tong Tai	62	President, Chief Executive Officer and Director
Johnny Lian Tian Yong	47	Director
Ang Siew Khim	42	Secretary, Treasurer and Director
Loke Hip Meng	58	Chief Financial Officer

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Lee Tong Tai. Mr. Lee Tong Tai has been our President, Chief Executive Officer and a member of our Board of Directors since September 21, 2011. Mr. Lee graduated from Nanyang University in Singapore with a Bachelor of Commerce degree in 1978 majoring in Management and Finance. Mr. Lee launched his career with the Singapore Armed Forces (SAF) where from a cadet, he worked his way up and consequently held numerous key positions including Chief Engineer Officer of the Army and Chief of Staff of the 9th Singapore Combined Arms Division Mr. Lee served for 27 years in the SAF. In 2002, Mr. Lee incorporated Bizpoint International Ltd. where he is the Chairman and Chief Executive Officer. Bizpoint International Ltd. is in the business of providing IT solutions and software development tools for customers in various industries such as retail, manufacturing, food and beverage, logistings, chemical and others. Bizpoint International Ltd. is a public company quoted on the Singapore Over-The-Counter Platform and trades under the symbol “BP.OC”. In 2005, Mr. Lee started a multi-faceted business named Sensori Holding(S) Pte. Ltd. which contained a pharmaceutical company in China, a dental chain, a spa institution and a distribution network of cosmetic products. Mr. Lee is the Chairman and Chief Executive Officer of Sensori Holding(S) Pte. Ltd. The pharmaceutical company under Sensori Holdings was Hubei Minkang Pharmaceutical Co., Ltd., which was sold by Sensori Holdings to HBMK Pharmaceutical Limited in October of 2010 as part of a restructuring plan. Mr. Lee is the Deputy Chairman and a director of Hubei Minkang Pharmaceutical Co., Ltd.

Johnny Lian Tian Yong. Mr. Johnny Lian Tian Yong has been a member of our Board of Directors since September 21, 2011. Mr. Lian is the Chairman of JAS Singapore Group of Companies, a Singapore corporation, that has subsidiary and affiliate businesses spanning more than 13 countries covering medical and hospitality services, finance and investments, logistics, human resources and professional development, green technologies and information technology services. Mr. Lian has been the Chairman of JAS Singapore Group of Companies since October 1992. From October 2000 to present, Mr. Lian has been a director of JAS Medical Screening Centre Pte., Ltd., a Singapore corporation, which provides health services for the needy and medical screening for Chinese immigrants, foreign workers and foreign students coming into Singapore. From June, 1996, to present, Mr. Lian has been a director of JAS Employment Agency Pte., Ltd., a Singapore corporation, which facilitates the influx of foreign workers and immigrants applying for work and residence in Singapore. From June, 2004, to present, Mr. Lian has been a director of JAS Plastic Industries Pte., Ltd., a Singapore corporation, which is involved in recycling waste plastics from corporations around the world into useful products. From September, 2005, to present, Mr. Lian has been a director of JAS Marketing Pte., Ltd., a Singapore corporation, which provides business consulting concentrating on establishing trading ties with other companies, cooperation and consensus with fellow partners in the industry and identifying market threats and opportunities. From June, 2003, to present, Mr. Lian has been a director of JAS Technology Pte., Ltd., a Singapore corporation, which is in the business of remote video surveillance for world-wide locations through Wi-Fi and GPRS, as well as providing spare marine hardware for commercial and pleasure users of the sea. From January, 2007, to present, Mr. Lian has been a director of JASTROL Pte., Ltd., a Singapore corporation, which functions as a gold bullion broker, dealer and also as a goldsmith in Singapore. Mr. Lian is also currently the CEO, President, Chairman and a director of TechMedia Advertising, Inc., which had intentions of operating a business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (OTC Pink: TECM), as well as a director of Affinity Gold Corp., a mineral exploration company concentrating on gold exploration in Peru and Latin America (OTC Pink: AFYG).

Ang Siew Khim. Ms. Ang Siew Khim has been our Secretary, Treasurer and a member of our Board of Directors since September 21, 2011. Ms. Ang graduated from Curtin University of Technology in Australia with a Bachelor of Commerce in 2003 majoring in Finance and Marketing. From 2002 to 2008, Ms. Ang has been the Executive Director and Chief Financial Officer of Bizpoint International Ltd. and was a key person in developing the business strategies and formulating the overseas marketing master plan for Bizpoint International Ltd. Bizpoint International Ltd. is in the business of providing IT solutions and software development tools for customers in various industries such as retail, manufacturing, food and beverage, logistings, chemical and others. Bizpoint International Ltd. is a public company quoted on the Singapore Over-The-Counter Platform and trades under the symbol “BP.OC”. From 2005 to present, Ms. Ang has been the Executive Director and group Chief Financial Officer for Sensori Holding(S) Pte. Ltd. Sensori Holding(S) Pte. Ltd. controls a pharmaceutical company in China, a dental chain, a spa institution and a distribution network of cosmetic products. The pharmaceutical company under Sensori Holdings was Hubei Minkang Pharmaceutical Co., Ltd., which was sold by Sensori Holdings to HBMK Pharmaceutical Limited in October of 2010 as part of a restructuring plan. Ms. Ang is the CFO and a director of Hubei Minkang Pharmaceutical Co., Ltd.

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors (the “Board”) performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We intend to adopt an audit committee in the near future.

We do not have an audit committee financial expert serving on our Board of Directors/audit committee at this time and each financial transaction is viewed by our entire Board of Directors.

Nomination Committee

At the present time, we do not have a nomination committee.  We intend to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

●	the appropriate size of our Board of Directors;
●	our needs with respect to the particular talents and experience of our directors;
●
the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

●	experience in political affairs;
●	experience with accounting rules and practices; and
●	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2012.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2011 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)
Lee Tong Tai	2012	138,636	(5)	Nil	Nil	Nil	Nil	Nil	60,000	(7)	198,636
President, Chief Executive Officer & Director	2011(1)	6,064	(6)	Nil	Nil	Nil	Nil	Nil	Nil		6,064

Ang Siew Khim	2012	102,636	(5)	Nil	Nil	Nil	Nil	Nil	60,000	(7)	162,636
Secretary, Treasurer & Director	2011(2)	6,064	(6)	Nil	Nil	Nil	Nil	Nil	Nil		6,064

Loke Hip Meng	2012	60,000	(8)	Nil	Nil	Nil	Nil	Nil	Nil		60,000
Chief Financial Officer	2011(3)	Nil		Nil	Nil	Nil	Nil	Nil	Nil		Nil

Hsien Loong Wong	2011(4)	Nil		Nil	Nil	Nil	Nil	Nil	Nil		Nil
(former) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer & Director
___________
(1)	Mr. Lee Tong Tai was appointed as President and Chief Executive Officer of the Company on September 21, 2011.
(2)	Ms. Ang Siew Khim was appointed as Secretary and Treasurer of the Company on September 21, 2011.
(3)	Mr. Loke Hip Meng was appointed as Chief Financial Officer of the Company on September 21, 2011.
(4)
Mr. Hsien Loong Wong was appointed as a director and Secretary of the Company on August 10, 2007, and the President, CEO, CFO and Treasurer of the Company on December 31, 2007.  Mr. Wong resigned from such positions on September 21, 2011.

(5)
In addition to their salary from the Company, which has been earned and accrued, Mr. Lee Tong Tai and Ms. Ang Siew Khim each receive a salary from Hubei Minkang PRC of RMB 9,800 (US$1,553) per month which has been paid.

(6)
Since Mr. Lee Tong Tai and Ms. Ang Siew Khim were appointed as officers of the Company on September 21, 2011, this figure only represents four months of salary from Hubei Minkang PRC, which has been paid.

(7)	This compensation has been accrued as a director fee and is explained below under Compensation of Directors.
(8)	Mr. Loke’s salary represents US$5,000 per month for his services as Chief Financial Officer and has been earned and accrued.

Outstanding Equity Awards

We do not have any equity compensation plans in effect.

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended December 31, 2012. Certain of our current directors serve as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below.

Director Compensation

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Lee Tong Tai (1)	60,000	Nil	Nil	Nil	Nil	Nil	60,000
Ang Siew Khim (2)	60,000	Nil	Nil	Nil	Nil	Nil	60,000
Johnny Lian Tian Yong (3)	144,000	Nil	Nil	Nil	Nil	Nil	144,000
_____________
(1)	Mr. Lee Tong Tai receives US$5,000 per month as a director fee from the Company, which has been accrued.
(2)	Ms. Ang Siew Khim receives US$5,000 per month as a director fee from the Company, which has been accrued.
(3)	Mr. Johnny Lian Tian Yong receives US$5,000 per month as a director fee from the Company as well as US$7,000 per month as a consulting fee, all of which has been accrued.

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

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)		Percentage of class(3)
Persons owing more than 5% of voting securities
Common Stock	Lee Tong Jiuh 293 Bishan Street 22, #20-83 Singapore	4,336,750	(4)	8.3%

Common Stock	Joseph Soon Kwo Pin 13 Almond Crescent Singapore 677775	2,709,000	(5)	5.2%

Common Stock	Koh Cheok Kow 350 Hougang Avenue 7, #10-647 Hougang N3 (HUDC), Singapore	3,055,106	(6)	5.9%
Officers and Directors
Common Stock	Lee Tong Tai	11,576,031	(7)	22.2%
Common Stock	Ang Siew Khim	2,301,849	(8)	4.4%
Common Stock	Johnny Lian Tian Yong	1,675,000	(9)	3.2%
Common Stock	Loke Hip Meng	Nil		Nil
Common Stock	All executive officers and directors as a group (one person)	15,552,880		29.8%

1.	The address of our officers and directors is our Company’s address, which is 55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864.
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

3.	Based on 52,189,045 shares of our common stock issued and outstanding as of April 1, 2013.
4.
This figure includes 3,072,257 shares owned directly by Mr. Lee Tong Jiuh and 1,264,493 shares owned by Mr. Lee Tong Jiuh’s wife, Ms. Jesseline Siah Chiew Choon, which are deemed to be indirectly beneficially owned by Mr. Lee Tong Jiuh.

5.	This figure includes 2,709,000 shares owned directly by Mr. Joseph Soon Kwo Pin.
6.
This figure includes 503,082 shares owned directly by Mr. Koh Cheok Kow and 2,552,024 shares owned by Mui Chark (Private) Limited, which are deemed to be indirectly owned and controlled by Mr. Koh Cheok Kow in his capacity as a director of Mui Chark (Private) Limited.

7.
This figure includes 8,628,868 shares owned directly by Mr. Lee Tong Tai, 1,984,170 shares owned by Mr. Lee Tong Tai’s wife, Ms. Tey Kim Kee and 962,993 shares owned by Mr. Lee Tong Tai’s son, Mr. Lee Wei Meng, which are deemed to be indirectly beneficially owned by Mr. Lee Tong Tai.  However, Mr. Lee Tong Tai disclaims beneficial ownership of the 962,993 shares owned by his son.

8.	This figure includes 2,301,849 shares owned directly by Ms. Ang Siew Khim.
9.	This figure includes 1,675,000 shares owned directly by Mr. Johnny Lian Tian Yong.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

There are no transactions during our two most recent fiscal years ended December 31, 2011 and December 31, 2012, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

Review, Approval or Ratification or Transaction with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliation’s of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. These policies and procedures are not evident in writing.

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

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table discloses the fees billed or to be billed by our auditor in connection with the audit of our annual financial statements for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$97,500	$97,500
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	$4,800
Total	$97,500	$102,300

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

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.      EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement, dated July 8, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (1)
3.1	Articles of Incorporation (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.4	Articles of Merger, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.5	Articles of Merger, filed with the Nevada Secretary of State on May 21, 2008 (5)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 29, 2010 (5)
3.7	Articles of Merger, filed with the Nevada Secretary of State on September 29, 2010 (5)
10.1	Extension Agreement, dated August 1, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (2)
10.2	Extension Agreement #2, dated August 16, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (3)
10.3	Loan Contract, dated January 20, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.4	Loan Contract, dated April 8, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.5	Loan Contract, dated May 5, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (4)
10.6	Maximum Pledge Contract, dated December 23, 2010, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. (4)
10.7	Maximum Pledge Contract, dated January 13, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.8	Maximum Pledge Contract, dated May 1, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.9	Loan Contract, dated January 11, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.10	Loan Contract, dated April 5, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.11	Loan Contract, dated May 7, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (7)
10.12	Maximum Amount Mortgage Contract, dated January 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. *
10.13	Loan Contract, dated January 30, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. *
10.14	Loan Contract, dated April 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Certificates of Good Manufacturing Practices for Pharmaceutical Products issued by the State Food and Drug Administration to Hubei Minkang PRC. (4)
99.2	List of pharmaceutical product registration certificates received by Hubei Minkang PRC from the Food and Drug Administration Authority. (4)
99.3	List of pharmaceutical product registration certificates that have received re-registration in June 2011. (4)
99.4	List of pharmaceutical product registration certificates that are pending for re-registration. (4)
99.5	Free Sale Certificates obtained by Hubei Minkang PRC from Hubei Food and Drug Administration for the manufacture and free sale of 28 popular TCM products. (4)
99.6	Patent Certificates of Appearance Design for packaging received by Hubei Minkang PRC. (4)
99.7	Notification of Granting Invention Patent, issued on May 19, 2011 having a patent definition of “a formula and Chinese medicine that prevents the reduction of platelet.” (4)
99.8	Notifications of Receipts of Patent Applications received by Hubei Minkang PRC. (4)
______________
*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on July 11, 2011, and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 9, 2011, and incorporate by reference herein.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 22, 2011, and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on September 26, 2011, and incorporated by reference herein.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K/A with the SEC on December 22, 2011, and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on April 26, 2012, and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on May 15, 2012, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

Dated: April 16, 2013	By:	/s/ Lee Tong Tai
Lee Tong Tai, President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 16, 2013	By:	/s/ Loke Hip Meng
Loke Hip Meng, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	By:	/s/ Lee Tong Tai
Lee Tong Tai, President, Chief Executive Officer and a director

Dated: April 16, 2013	By:	/s/ Loke Hip Meng
Loke Hip Meng, Chief Financial Officer

Dated: April 16, 2013	By:	/s/ Ang Siew Khim
Ang Siew Khim, Secretary, Treasurer and a director

Dated: April 16, 2013	By:	/s/ Johnny Lian Tian Yong
Johnny Lian Tian Yong, Director