Form 10-K/A
period 2012-12-31
Hubei Minkang Pharmaceutical Ltd.
filed 2013-04-22
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Accordingly, this Amendment No.1 to the Form 10-K consists only of the facing page, this explanatory note and Item 15 to the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15.EXHIBITS

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

HUBEI MINKANG PHARMACEUTICAL LTD.

Dated: April 22, 2013	By:	/s/ Lee Tong Tai
Lee Tong Tai, President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 22, 2013	By:	/s/ Loke Hip Meng
Loke Hip Meng, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 22, 2013	By:	/s/ Lee Tong Tai
Lee Tong Tai, President,
Chief Executive Officer and a director

Dated: April 22, 2013	By:	/s/ Loke Hip Meng
Loke Hip Meng, Chief Financial Officer

Dated: April 22, 2013	By:	/s/ Ang Siew Khim
Ang Siew Khim, Secretary,
Treasurer and a director

Dated: April 22, 2013	By:	/s/ Johnny Lian Tian Yong
Johnny Lian Tian Yong, Director