Form 10-Q
period 2013-03-31
Hubei Minkang Pharmaceutical Ltd.
filed 2013-05-15
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 52,189,045 shares of common stock as of May 14, 2013.

USE OF NAMES

In this Quarterly Report, the terms “Hubei Minkang,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Hubei Minkang Pharmaceutical Ltd. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to our patented technology; (3) our ability to bring new products to market; (4) market demand for our products; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability and cost of materials required to produce our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012;
F-3	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the interim period ended March 31, 2013 (unaudited);
F-5	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited); and
F-6	Notes to the Consolidated Financial Statements (unaudited).

It is the opinion of management that the unaudited interim consolidated financial statements for the three months ended March 31, 2013 and 2012 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2012. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2012, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013.

Hubei Minkang Pharmaceutical Ltd.

March 31, 2013 and 2012

Hubei Minkang Pharmaceutical Ltd.

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$4,927,208	$6,073,324
Restricted cash, unearned government grant	422,717	433,691
Banker's acceptance notes receivable	1,330,667	1,331,295
Accounts receivable, net	1,374,857	1,616,199
Advance on purchases	601,650	484,265
Inventories	4,195,053	3,221,089
Prepayments and other current assets	411,722	38,769

Total Current Assets	13,263,874	13,198,632

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,193,910	6,119,641
Accumulated depreciation	(1,368,331)	(1,271,803)

PROPERTY, PLANT AND EQUIPMENT, net	4,825,579	4,847,838

LAND USE RIGHTS
Land use rights	2,469,788	2,456,282
Accumulated amortization	(407,515)	(393,005)

LAND USE RIGHTS, net	2,062,273	2,063,277

PURCHASED FORMULAE
Purchased formulae	1,918,841	1,908,347
Accumulated amortization	(1,583,044)	(1,526,678)

PURCHASED FORMULAE, net	335,797	381,669

Total Assets	$20,487,523	$20,491,416

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$3,187,708	$3,170,275
Accounts payable	2,972,657	3,228,101
Customer deposits	1,453,242	485,161
Taxes payable	-	175,918
Advances from stockholders	102,081	193,304
Unearned government grant	422,717	433,691
Accrued expenses and other current liabilities	1,627,333	1,851,949

Total Current Liabilities	9,765,738	9,538,399

Total Liabilities	9,765,738	9,538,399

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Proferred stock, par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $0.001: 168,750,000 shares authorized;
52,189,045 shares issued and outstanding	52,189	52,189
Additional paid-in capital	5,823,848	5,823,848
Retained earnings	3,419,481	3,705,720
Acumulated other comprehensive income:
Foreign currency translation gain	1,426,267	1,371,260

Total Stockholders' Equity	10,721,785	10,953,017

Total Equity	10,721,785	10,953,017

Total Liabilities and Stockholders' Equity	$20,487,523	$20,491,416

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Operations and Comprehensive Income

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Net Revenues	$2,731,552	$2,687,939

Cost of Goods Sold
Cost of goods sold	1,617,846	1,464,304

Cost of Goods Sold	1,617,846	1,464,304

Gross Margin	1,113,706	1,223,635

Operating Expenses
Selling expenses	563,526	355,379
Professional fees	44,209	65,849
Research and development	11,313	9,331
General and administrative expenses	744,744	655,352

Total operating expenses	1,363,792	1,085,911

Income(Loss) from Operations	(250,086)	137,724

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(13,343)	(5,265)
Interest income	(7,047)	(4,236)
Interest expense	56,613	55,808
Other (income) expense	(70)	5,248

Other (income) expense, net	36,153	51,555

Income (Loss) before Income Tax Provision	(286,239)	86,169

Income Tax Provison	-	52,745

Net Income (Loss)	(286,239)	33,424

Other Comprehensive Income
Foreign currency translation gain (loss)	55,007	51,095

Total other comprehensive income	55,007	51,095

Comprehensive Income (Loss)	$(231,232)	$84,519

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.01)	$0.00

Weighted average common shares outstanding:
- basic and diluted	52,189,045	43,047,169

 See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity
For the Period Ended March 31, 2013
(Unaudited)

					Accumulated Other
	Common Stock, $0.001 Par Value		Additional		Comprehensive Income	Total
	Number of		Paid-in	Retained	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Earnings	Translation Gain	Equity

Balance, December 31, 2011	43,047,169	$43,047	$3,439,480	$2,744,600	$1,302,840	$7,529,967

Issuance of common shares for cash
at $0.70 per share	1,130,270	1,130	790,059			791,189

Issuance of common shares for cash
at $0.20 per share	8,011,606	8,012	1,594,309			1,602,321

Comprehensive income
Net income				961,120		961,120
Other comprehensive income
Foreign currency translation gain					68,420	68,420

Total comprehensive income						1,029,540

Balance, December 31, 2012	52,189,045	52,189	5,823,848	3,705,720	1,371,260	10,953,017

Comprehensive income
Net loss				(286,239)		(286,239)
Other comprehensive income
Foreign currency translation gain					55,007	55,007

Balance, March 31, 2013	52,189,045	$52,189	$5,823,848	$3,419,481	$1,426,267	$10,721,785

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(286,239)	$33,424

Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Depreciation expense	89,535	89,794
Amortization expense - land use rights	12,349	12,185
Amortization expense - purchased formulae	47,971	47,334
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	7,948	(88,062)
Accounts receivable	250,228	235,804
Advance on purchases	(114,723)	(111,197)
Inventories	(956,252)	(420,629)
Prepayments and other current assets	(5,050)	(8,829)
Accounts payable	(272,605)	139,359
Customer deposits	965,413	(34,184)
Taxes payable	(548,687)	(58,581)
Deferred revenue from government grant	(13,359)	(5,224)
Accrued expenses and other current liabilities	(230,999)	27,782
Due to related Party	-	66,395

Net cash (used in) operating activities	(1,054,470)	(74,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	-	558
Payment toward restricted cash - unearned government grant	-	-
Release of restricted cash	13,359	5,224
Purchases of property, plant and equipment	(40,619)	-

Net cash (used in) investing activities	(27,260)	5,782

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	796,927	786,349
Repayment of loans payable	(796,927)	(786,349)
Advances from (repayments to) stockholders	(91,895)	(129,707)

Net cash (used in) financing activities	(91,895)	(129,707)

Effect of exchange rate changes on cash	27,509	16,537

Net change in cash	(1,146,116)	(182,017)

Cash at beginning of the period	6,073,324	3,104,288

Cash at end of the period	$4,927,208	$2,922,271

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$56,613	$55,808

Income tax paid	$-	$29,257

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
March 31, 2013 and 2012
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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013.

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and December 31, 2012 .

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011

Balance sheets	6.2741	6.3086	6.3585	6.3523

Statements of operations and comprehensive income (loss)	6.2814	6.3116	6.3088	6.4640

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31, 2013 or 2012.

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

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2013	December 31, 2012

Raw materials	$659,084	$558,724

Packaging materials	216,212	250,838

Work in process	1,129,941	847,999

Finished goods	2,189,816	1,523,528

	$4,195,053	$3,221,089

Slow-moving or Obsolescence Markdowns

There were no slow-moving or inventory obsolescence adjustments for the interim period ended March 31, 2013 and 2012, respectively.

Lower of Cost or Market Adjustments

There were no lower of cost or market adjustments for the interim period ended March 31, 2013 and 2012, respectively.

Note 4 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	December 31, 2012

Buildings and leasehold improvements (i)(iv)	20	$3,756,738	$3,736,193

Construction in progress (ii)		122,402	119,080

Machinery and equipment	7	1,956,592	1,927,284

Vehicles	5	177,325	176,355

Office equipment	5-8	180,853	160,729

		6,193,910	6,119,641

Less accumulated depreciation (iii)		(1,368,331)	(1,271,803)

		$4,825,579	$4,847,838

(i) Capitalized Interest

For the interim period ended March 31, 2013 and 2012, Minkang did not capitalize any interest to fixed assets.

(ii) Construction-in-progress

Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress included in the consolidated balance sheets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended March 31, 2013 and 2012 was $89,535 and $89,794, respectively.

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

Land use rights, stated at cost, less accumulated amortization, consisted of the following:

	March 31, 2013	December 31, 2012

Land use rights	$2,469,788	$2,456,282

Accumulated amortization	(407,515)	(393,005)

	$2,062,273	$2,063,277

(i) Amortization Expense

Amortization expense for the interim period ended March 31, 2013 and 2012 was $12,349 and $12,185, respectively.

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

Note 6 – Purchased Formulae

Purchased formulae, stated at cost, less accumulated amortization, consisted of the following:

	March 31, 2013	December 31, 2012

Purchased formulae	$1,918,841	$1,908,347

Accumulated amortization	(1,583,044)	(1,526,678)

	$335,797	$381,669

(i) Amortization Expense
Amortization expense for the interim period ended March 31, 2013 and 2012 was $47,971 and $47,334, respectively.

(ii) Impairment

The Company completed the annual impairment test of purchased formulae and determined that there was no impairment as the fair value of land use rights, substantially exceeded their carrying values at December 31, 2012.

Note 7 – Loans Payable

Loans payable consisted of the following:

	March 31, 2013	December 31, 2012

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 120% of the bank’s benchmark rate, payable monthly, with principal due May 7, 2013.	1,593,854	1,585,137

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and fully repaid on January 11, 2013.	-	762,569

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on January 29, 2014.	796,927	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and fully repaid on April 5, 2013.	796,927	792,569

	$3,187,708	$3,170,275

Note 8 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Koh, Sock Hua	Stockholder of the Company

Lee, Tong Tai	Chief Executive Officer and stockholder of the Company

Koh, Cheoh Nguan	Stockholder of the Company

Ang, Siew Khim	Treasurer, secretary, director and stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due on demand.

Note 9 – Working Capital Advances

On September 26, 2011, Minkang received non-interest bearing working capital advances of RMB5 million from an unrelated third party.

On April 25, 2012, Minkang fully repaid the working capital advance in the amount of RMB 5,000,000 (approximately $792,569).

Note 10 – Earned Government Grants and Unearned Government Grants/Restricted Cash

Unearned government grants and earned government grants were as follows:

	Earned Government Grants at		Unearned Government Grants/Restricted Cash at
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Pollution prevention projects	$13,343	$38,002	$422,717	$433,691

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

Note 12 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Three Months Ended		Accounts Receivable at
	March 31, 2013	March 31, 2012	March 31, 2013	December 31, 2012

Customer #0999	51.6%	52.0%	-%	-%

Customer #0579	13.7%	16.5%	19.4%	10.1%

Cumomter #1162	-%	-%	13.9%	-%

Customer #1212	11.0%	-%	25.5%	17.4%

	76.3%	68.5%	58.7%	27.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations are as follows:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Product # 1	50.1%	53.9%

Product # 2	18.0%	14.6%

	68.1%	68.5%

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

Note 13 - Foreign Operations

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

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company’s results of operations and financial condition. In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang’s borrowings were based on 110% of the banks’ benchmark rate, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately RMB200,000 (approximately $32,000) per year based on the outstanding balances of RMB20 million (approximately $3.2 million) of loans payable at March 31, 2013.

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

Note 14 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, a continued downturn in international economic conditions; any adverse occurrence with respect to our patented technology; our ability to bring new products to market; market demand for our products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements, which were attached to our Annual Report on Form 10-K filed with the SEC on April 16, 2013. The results of operations for the period ended March 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51 – 60% interest of a pharmaceutical factory, by using part cash and part of the Company’s shares in a share purchase/exchange arrangement. The purpose for this acquisition is mainly to acquire new state of the art technologies plant to support our production demands and new GMP standards for all production lines. This acquisition also aims to increase commercialization of both companies products including the cross marketing of both companies existing and potential future. Therefore, we need to raise the required funds estimated between $5 – 10 million for such acquisition/expansion plans, however, if we cannot raise the fund then we may have to delay some or all of our acquisition/expansion plans.

Our strategy for executing our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world is to:

●	focus production on its highest margin products;

●	continuously improve production facilities and process;

●	lower production costs while maintaining product quality;

●	increase direct sales while reducing distribution costs;

●	acquire control of raw material supply;

●	develop and acquire new products for manufacture; and

●	expand distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the interim period ended March 31, 2013 and 2012.

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Net Revenues	$2,731,552	$2,687,939

Cost of Goods Sold
Cost of goods sold	1,617,846	1,464,304

Cost of Goods Sold	1,617,846	1,464,304

Gross Margin	1,113,706	1,223,635

Operating Expenses
Selling expenses	563,526	355,379
Professional fees	44,209	65,849
Research and development	11,313	9,331
General and administrative expenses	744,744	655,352

Total operating expenses	1,363,792	1,085,911

Income(Loss) from Operations	(250,086)	137,724

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(13,343)	(5,265)
Interest income	(7,047)	(4,236)
Interest expense	56,613	55,808
Other (income) expense	(70)	5,248

Other (income) expense, net	36,153	51,555

Income (Loss) before Income Tax Provision	(286,239)	86,169

Income Tax Provison	-	52,745

Net Income (Loss)	(286,239)	33,424

Other Comprehensive Income
Foreign currency translation gain (loss)	55,007	51,095

Total other comprehensive income	55,007	51,095

Comprehensive Income (Loss)	$(231,232)	$84,519

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.01)	$0.00

Weighted average common shares outstanding:
- basic and diluted	52,189,045	43,047,169

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

We had sales of $2,731,552 and total cost of goods sold of $1,617,846 for the three month ended March 31, 2013 as compared to sales of $2,687,939 and total cost of goods sold of $1,464,304 for the three month ended March 31, 2012. The increase in sales was mainly due to increased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $1,515,936 of sales revenue for the three month period ended March 31, 2013 and $1,448,799 of sales revenue for the three month period ended March 31, 2012. An Ka Huangmin Jiaonang accounted for $543,831 of sales revenue for the three month period ended March 31, 2013 and $392,439 of sales revenue for the three month period ended March 31, 2012.

We had gross profit of $1,113,706 for the three months ended March 31, 2013 as compared to gross profit of $1,223,635 for the three months ended March 31, 2012. The increase of cost of goods sold was mainly due to the cost of raw material-Yinxing extract of our major product Yinxin Damo zhusheye was increased in year 2013, therefore, gross profit was decreased due to cost of goods sold increased for the three months ended March 31, 2013.

Expenses

Selling Expenses: Our selling expenses were $563,526 and $355,379 for the three months ended March 31, 2013 and 2012, respectively. The increase was due to the increase in sales advertising fee and commission fee.

Professional Fees: Our professional fees were $44,209 and $65,849 for the three months ended March 31, 2013 and 2012, respectively. This decrease was due to decrease of legal fees.

Research and Development: Our Research and Development expenses were $11,313 and $9,331 for the three months ended March 31, 2013 and 2012, respectively. The increase was due to the Company spending more on research and Development expenses during the three months ended March 31, 2013.

General and Administrative Expenses: Our General and Administrative expenses were $744,744 and $655,352 for the three months ended March 31, 2013 and 2012, respectively. This increase was mainly due to the increase in directors’ compensation fee during the three months ended March 31, 2013.

Interest Expenses: Our interest expenses were $56,613 and $55,808 for the three months ended March 31, 2013 and 2012, respectively. This increase was not a significant amount.

Net Income (Loss)

Our net income (loss) was ($286,239) and $33,424 for three months ended March 31, 2013 and 2012, respectively. The decrease in net income of $319,663 resulted primarily from an increase of cost of goods sold of Yinxing Dame Zhusheye, increase in selling expenses, decrease in professional fees, increase in research and development expenses and an increase in general and administrative expenses. The sales of Yinxing Dame Zhusheye increased by $67,137 for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The sales of An Ka Huangmin Jiaonang increased by $151,392 for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

The financial records of our subsidiary Hubei Minkang PRC are maintained in its local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

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

	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011

Balance sheets	6.2741	6.3086	6.3585	6.3523

Statements of income and comprehensive income	6.2814	6.3116	6.3088	6.4640

We had cash of $4,927,208 as of March 31, 2013.

As of March 31, 2013, we had a loan payable of $796,927 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, which is calculated and payable monthly, with the principal due and payable on January 30, 2014. In addition, as of March 31, 2013, we had a loan payable of $796,927 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013. On April 3, 2013, we repaid the loan payable to Hubei Bank (Yichang Branch) that was due on April 5, 2013. These loans from Hubei Bank (Yichang Branch) have been secured by the new maximum amount mortgage contract, dated January 7, 2013 between Hubei Minkang PRC and Hubei Bank (Yichang Branch). Furthermore, as of March 31, 2013, we had a loan payable of $1,593,854 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013. On May 7, 2013, we repaid the loan payable to Bank of Communications (Yichang Branch). This loan was secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that took certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

On January 29, 2013, we completed a private placement financing involving the sale of 8,011,606 restricted shares of our common stock (each a “Share”) to fourteen individuals and one entity at a subscription price of $0.20 per Share for gross proceeds of $1,602,321.

Our primary source of funds for the interim period ended March 31, 2013, included cash flow from operations, loans from the Bank of Communications (Yichang Branch) and the Hubei Bank (Yichang Branch), and a private placement of equity capital. During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51 – 60% interest of a pharmaceutical factory, by using part cash and part of the Company’s shares in a share purchase/exchange arrangement. The purpose for this acquisition is mainly to acquire new state of the art technologies plant to support our production demands and new GMP standards for all production lines. This acquisition also aims to increase commercialization of both companies products including the cross marketing of both companies existing and potential future. Therefore, we need to raise the required funds estimated between $5 – 10 million for such acquisition/expansion plans, however, if we cannot raise the fund then we may have to delay some or all of our acquisition/expansion plans. There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Statement of Cash Flows

During the three months ended March 31, 2013, our net cash decreased by $1,146,116, which included net cash used in operating activities of $1,054,470, net cash used in investing activities of $27,260 and net cash used in financing activities of $91,895 and effect of exchange rate changes on cash of $27,509.

Cash Flow used in Operating Activities

Net cash used in operating activities of $1,054,470 was mainly comprised of (i) net loss of $286,239; (ii) non-cash depreciation expense and amortization expense adjustment of $149,855; and (iii) collection of accounts receivable of $250,228, a decrease in banker’s acceptance notes receivable of $7,948, an increase in advance on purchases of $114,723, an increase in inventories of $956,252, and an increase in prepayments and other current assets of $5,050 from operating assets, an increase in customer deposits of $965,413, a decrease in taxes payable of $548,687, a decrease in accounts payable of $272,605, and a decrease of accrued expenses and other current liabilities of $230,999 from operating liabilities.

Cash Flow used in Investing Activities

During the three months ended March 31, 2013, cash used in investing activities of $27,260 consisted of (i) release of restricted cash of $13,359, and (ii) purchases of property, plant and equipment of $40,619.

Cash Flow used in Financing Activities

During the three months ended March 31, 2013, cash used in financing activities of $91,895 consisted of (i) proceeds from loans payable of $796,927, (ii) repayment of loans payable of $796,927, and (iii) repayments of our stockholders’ advance of $91,895.

Loan Obligations

As of March 31, 2013, we had a loan payable of $796,927 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, which is calculated and payable monthly, with the principal due and payable on January 30, 2014. In addition, as of March 31, 2013, we had a loan payable of $796,927 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013. On April 3, 2013, we repaid the loan payable to Hubei Bank (Yichang Branch) that was due on April 5, 2013. These loans from Hubei Bank (Yichang Branch) have been secured by the new maximum amount mortgage contract, dated January 7, 2013 between Hubei Minkang PRC and Hubei Bank (Yichang Branch). Furthermore, as of March 31, 2013, we had a loan payable of $1,593,854 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013. On May 7, 2013, we repaid the loan payable to Bank of Communications (Yichang Branch). This loan was secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that took certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

Subsequent Events

On April 3, 2013, we repaid the loan with Hubei Bank (Yichang Branch) that was due on April 5, 2013. On April 7, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned RMB 5,000,000 to be used as liquidity, with a loan period from April 7, 2013 to April 7, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly. This loan has been secured by the same new maximum amount mortgage contract, dated January 7, 2013, between Hubei Minkang PRC and Hubei Bank (Yichang Branch), however, Hubei Minkang PRC is required to renew the insurance plan on the collateral for another 12 months.

On May 7, 2013, we repaid the loan payable to Bank of Communications (Yichang Branch).

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement, dated July 8, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (1)
3.1	Articles of Incorporation (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.4	Articles of Merger, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.5	Articles of Merger, filed with the Nevada Secretary of State on May 21, 2008 (5)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 29, 2010 (5)
3.7	Articles of Merger, filed with the Nevada Secretary of State on September 29, 2010 (5)
10.1	Extension Agreement, dated August 1, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (2)
10.2	Extension Agreement #2, dated August 16, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (3)
10.3	Loan Contract, dated January 20, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.4	Loan Contract, dated April 8, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.5	Loan Contract, dated May 5, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (4)
10.6	Maximum Pledge Contract, dated December 23, 2010, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. (4)
10.7	Maximum Pledge Contract, dated January 13, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.8	Maximum Pledge Contract, dated May 1, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.9	Loan Contract, dated January 11, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.10	Loan Contract, dated April 5, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.11	Loan Contract, dated May 7, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (7)
10.12	Maximum Amount Mortgage Contract, dated January 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. (8)
10.13	Loan Contract, dated January 30, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (8)
10.14	Loan Contract, dated April 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Certificates of Good Manufacturing Practices for Pharmaceutical Products issued by the State Food and Drug Administration to Hubei Minkang PRC. (4)
99.2	List of pharmaceutical product registration certificates received by Hubei Minkang PRC from the Food and Drug Administration Authority. (4)
99.3	List of pharmaceutical product registration certificates that have received re-registration in June 2011. (4)
99.4	List of pharmaceutical product registration certificates that are pending for re-registration. (4)
99.5	Free Sale Certificates obtained by Hubei Minkang PRC from Hubei Food and Drug Administration for the manufacture and free sale of 28 popular TCM products. (4)
99.6	Patent Certificates of Appearance Design for packaging received by Hubei Minkang PRC. (4)
99.7	Notification of Granting Invention Patent, issued on May 19, 2011 having a patent definition of “a formula and Chinese medicine that prevents the reduction of platelet.” (4)
99.8	Notifications of Receipts of Patent Applications received by Hubei Minkang PRC. (4)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
_______________
*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on July 11, 2011, and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 9, 2011, and incorporate by reference herein.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 22, 2011, and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on September 26, 2011, and incorporated by reference herein.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K/A with the SEC on December 22, 2011, and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on April 26, 2012, and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on May 15, 2012, and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 16, 2013, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

Date: May 15, 2013	By:	/s/ Lee Tong Tai
Lee Tong Tai President, Chief Executive Officer and a director (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Loke Hip Meng
Loke Hip Meng Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)