Form 10-Q
period 2013-06-30
Hubei Minkang Pharmaceutical Ltd.
filed 2013-08-14
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  52,189,045 shares of common stock as of August 14, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012;
F-3	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the interim period ended June 30, 2013 (unaudited);
F-5	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited); and
F-6	Notes to the Consolidated Financial Statements (unaudited).

It is the opinion of management that the unaudited interim consolidated financial statements for the three and six months ended June 30, 2013 and 2012 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2012. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2012, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013.

Hubei Minkang Pharmaceutical Ltd.

June 30, 2013 and 2012

Hubei Minkang Pharmaceutical Ltd.
 Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$5,416,884	$6,073,324
Restricted cash, unearned government grant	415,507	433,691
Banker's acceptance notes receivable	729,718	1,331,295
Accounts receivable, net	1,450,733	1,616,199
Advance on purchases	515,045	484,265
Inventories, net of allowance of obsolescence	4,243,140	3,221,089
Prepayments and other current assets	535,518	38,769

Total Current Assets	13,306,545	13,198,632

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,412,743	6,119,641
Accumulated depreciation	(1,483,848)	(1,271,803)

PROPERTY, PLANT AND EQUIPMENT, net	4,928,895	4,847,838

LAND USE RIGHTS
Land use rights	2,507,111	2,456,282
Accumulated amortization	(426,209)	(393,005)

LAND USE RIGHTS, net	2,080,902	2,063,277

PURCHASED FORMULAE
Purchased formulae	1,947,838	1,908,347
Accumulated amortization	(1,655,662)	(1,526,678)

PURCHASED FORMULAE, net	292,176	381,669

Total Assets	$20,608,518	$20,491,416

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$3,235,879	$3,170,275
Accounts payable	2,621,257	3,228,101
Customer deposits	1,565,357	485,161
Taxes payable	-	175,918
Advances from stockholders	31,188	193,304
Unearned government grant	415,507	433,691
Accrued expenses and other current liabilities	1,551,976	1,851,949

Total Current Liabilities	9,492,750	9,538,399

Total Liabilities	9,492,750	9,538,399

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 168,750,000 shares authorized;
52,189,045 shares issued and outstanding	52,189	52,189
Additional paid-in capital	5,823,848	5,823,848
Retained earnings	3,649,329	3,705,720
Acumulated other comprehensive income:
Foreign currency translation gain	1,590,402	1,371,260

Total Stockholders' Equity	11,115,768	10,953,017

Total Liabilities and Stockholders' Equity	$20,608,518	$20,491,416

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
 Consolidated Statements of Operations and Comprehensive Income

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$6,676,692	$3,945,140	$5,786,181	$3,098,242

Cost of Goods Sold	-
Cost of goods sold	3,693,278	2,075,432	2,827,456	1,363,152
Inventory obsolescence	367,786	367,786	-	-

Cost of Goods Sold	4,061,064	2,443,218	2,827,456	1,363,152

Gross Margin	2,615,628	1,501,922	2,958,725	1,735,090

Operating Expenses
Selling expenses	1,285,717	722,191	879,966	524,587
Professional fees	107,667	63,458	91,385	25,536
Research and development	21,466	10,153	29,471	20,140
General and administrative expenses	1,486,829	742,085	1,407,049	751,697

Total operating expenses	2,901,679	1,537,887	2,407,871	1,321,960

Income(Loss) from Operations	(286,051)	(35,965)	550,854	413,130

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(26,884)	(13,541)	(12,532)	(7,267)
Interest income	(14,451)	(7,404)	(8,321)	(4,085)
Interest expense	110,789	54,176	114,484	58,676
Forgiveness of debt	(180,000)	(180,000)	-	-
Other (income) expense	362	432	(7,394)	(12,642)

Other (income) expense, net	(110,184)	(146,337)	86,237	34,682

Income (Loss) before Income Tax Provision	(175,867)	110,372	464,617	378,448

Income Tax Provison	(119,476)	(119,476)	(38,619)	(91,364)

Net Income (Loss)	(56,391)	229,848	503,236	469,812

Other Comprehensive Income
Foreign currency translation gain (loss)	219,142	164,135	55,591	4,496

Total other comprehensive income	219,142	164,135	55,591	4,496

Comprehensive Income (Loss)	$162,751	$393,983	$558,827	$474,308

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.00)	$0.00	$0.01	$0.01

Weighted average common shares outstanding:
- basic and diluted	52,189,045	52,189,045	43,332,842	43,618,514

 See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
Consolidated Statement of Stockholders' Equity
For the Interim Period Ended June 30, 2013
(Unaudited)

					Accumulated Other
	Common Stock, $0.001 Par Value		Additional		Comprehensive Income	Total
	Number of		Paid-in	Retained	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Earnings	Translation Gain	Equity

Balance, December 31, 2011	43,047,169	$43,047	$3,439,480	$2,744,600	$1,302,840	$7,529,967

Issuance of common shares for cash
at $0.70 per share	1,130,270	1,130	790,059			791,189

Issuance of common shares for cash
at $0.20 per share	8,011,606	8,012	1,594,309			1,602,321

Comprehensive income
Net income				961,120		961,120
Other comprehensive income
Foreign currency translation gain					68,420	68,420

Total comprehensive income						1,029,540

Balance, December 31, 2012	52,189,045	52,189	5,823,848	3,705,720	1,371,260	10,953,017

Comprehensive income
Net loss				(56,391)		(56,391)
Other comprehensive income
Foreign currency translation gain					219,142	219,142

Balance, June 30, 2013	52,189,045	$52,189	$5,823,848	$3,649,329	$1,590,402	$11,115,768

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(56,391)	$503,236

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	185,727	182,213
Amortization expense - land use rights	25,071	24,541
Amortization expense - purchased formulae	97,392	95,331
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	629,126	1,152,257
Accounts receivable	198,907	352,786
Advance on purchases	(20,759)	193,921
Inventories	(955,396)	(1,026,977)
Prepayments and other current assets	(52,287)	(9,332)
Accounts payable	(671,424)	321,465
Customer deposits	1,070,156	(534,470)
Taxes payable	(627,392)	(242,467)
Deferred revenue from government grant	(27,158)	(12,531)
Accrued expenses and other current liabilities	(323,996)	(329,745)
Due to related party	71,586	105,099

Net cash provide by (used in) operating activities	(527,874)	775,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash	27,158	12,531
Purchases of property, plant and equipment	(166,466)	(304,083)

Net cash used in investing activities	(139,308)	(291,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,235,879	2,375,560
Repayment of loans payable	(3,235,879)	(2,375,560)
Advances from (repayments to) stockholders	(93,610)	(156,592)
Proceeds from (repayments of) working capital advances	-	(791,853)
Proceeds from sale of common stock	-	791,189

Net cash used in financing activities	(93,610)	(157,256)

Effect of exchange rate changes on cash	104,352	22,366

Net change in cash	(656,440)	348,885

Cash at beginning of the period	6,073,324	3,104,846

Cash at end of the period	$5,416,884	$3,453,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$110,788	$114,484

Income tax paid	$-	$173,030

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
June 30, 2013 and 2012
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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and December 31, 2012 .

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011

Balance sheets	6.1807	6.3086	6.3143	6.3585

Statements of operations and comprehensive income (loss)	6.2437	6.3116	6.3141	6.4640

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2013	December 31, 2012

Raw materials	$752,216	$558,724

Packaging materials	214,531	250,838

Work in process	867,674	847,999

Finished goods	2,408,719	1,523,528

	$4,243,140	$3,221,089

Slow-moving or Obsolescence Markdowns

There were $367,786 and no slow-moving or inventory obsolescence adjustments for the interim period ended June 30, 2013 and 2012, respectively.

Note 4 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	December 31, 2012

Buildings and leasehold improvements (i)(iv)	20	$3,886,470	$3,736,193

Construction in progress (ii)		94,466	119,080

Machinery and equipment	7	2,083,933	1,927,284

Vehicles	5	180,004	176,355

Office equipment	5-8	167,870	160,729

		6,412,743	6,119,641

Less accumulated depreciation (iii)		(1,483,848)	(1,271,803)

		$4, ,928,895	$4,847,838

(i)      Capitalized Interest

   For the interim periods ended June 30, 2013 and 2012, Minkang did not capitalize any interest to fixed assets.

(ii)     Construction-in-progress

   Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress and included in the consolidated balance sheets.

 (iii)   Depreciation and Amortization Expense

   Depreciation and amortization expense for the interim period ended June 30, 2013 and 2012 was $185,727 and $182,213, respectively.

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

Land use rights, stated at cost, less accumulated amortization, consisted of the following:

	June 30, 2013	December 31, 2012

Land use rights	$2,507,111	$2,456,282

Accumulated amortization	(426,209)	(393,005)

	$2,080,902	$2,063,277

(i)      Amortization Expense

  Amortization expense for the interim period ended June 30, 2013 and 2012 was $25,071 and $24,541, respectively.

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

Note 6 – Purchased Formulae

Purchased formulae, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2013	December 31, 2012

Purchased formulae	$1,947,838	$1,908,347

Accumulated amortization	(1,655,662)	(1,526,678)

	$292,176	$381,669

(i)      Amortization Expense

  Amortization expense for the interim period ended June 30, 2013 and 2012 was $97,392 and $95,331 respectively.

(ii)    Impairment

  The Company completed the annual impairment test of purchased formulae and determined that there was no impairment as the fair value of land use rights, substantially exceeded their carrying values at December 31, 2012.

Note 7 – Loans Payable

Loans payable consisted of the following:

	June 30, 2013	December 31, 2012

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, payable monthly, with principal due on May 17, 2014.	1,617,939	1,585,137

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and fully repaid on January 11, 2013.	-	762,569

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on January 30, 2014.	808,970	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on April 7, 2014.	808,970	792,569

	$3,235,879	$3,170,275

Note 8 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Koh, Sock Hua	Stockholder of the Company

Lee, Tong Tai	Chief Executive Officer and stockholder of the Company

Koh, Cheoh Nguan	Stockholder of the Company

Ang, Siew Khim	Treasurer, secretary, director and stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand.

Note 9 – Working Capital Advances

On September 26, 2011, Minkang received non-interest bearing working capital advances of RMB5 million from an unrelated third party.

On April 25, 2012, Minkang fully repaid the working capital advance in the amount of RMB 5,000,000 (approximately $791,853).

Note 10 – Earned Government Grants and Unearned Government Grants/Restricted Cash

Unearned government grants and earned government grants were as follows:

	Earned Government Grants at		Unearned Government Grants/Restricted Cash at
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Pollution prevention projects	$26,884	$38,002	$415,507	$433,691

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

Note 12 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Six Months Ended		Accounts Receivable at
	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012

Customer #0999	65.7%	55.8%	-%	-%

Customer #0579	-%	-%	22.0%	10.1%

Customer #1212	-%	-%	26.9%	17.4%

	65.7%	55.8%	48.9%	27.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations are as follows:

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

Product # 1	61.8%	67.7%

Product # 2	15.1%	7.6%

	76.9%	75.3%

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

Note 13 – Foreign Operations

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

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in the interest rate would have a material adverse effect on the Company’s results of operations and financial condition.  In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang’s borrowings are based on 110% of the banks’ benchmark rate, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately RMB200,000 (approximately $32,000) per year based on the outstanding balances of RMB20 million (approximately $3.2 million) of loans payable at June 30, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and six months ended June 30, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, a continued downturn in international economic conditions; any adverse occurrence with respect to our patented technology; our ability to bring new products to market; market demand for our products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements, which were attached to our Annual Report on Form 10-K filed with the SEC on April 16, 2013.  The results of operations for the periods ended June 30, 2013 and the same periods last year are not necessarily indicative of the operating results for the full years.

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

Our strategy for executing our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world is to:

●	focus production on its highest margin products;

●	continuously improve production facilities and process;

●	lower production costs while maintaining product quality;

●	increase direct sales while reducing distribution costs;

●	acquire control of raw material supply;

●	develop and acquire new products for manufacture; and

●	expand distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the three and six month periods ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net Revenues	$3,945,140	$3,098,242	$6,676,692	$5,786,181

Costs of Goods Sold
Cost of Goods Sold	2,075,432	1,363,152	3,693,278	2,827,456
Inventory obsolescence	367,786	-	367,786	-

Cost of Goods Sold	2,443,218	1,363,152	4,061,064	2,827,456

Gross Margin	1,501,922	1,735,090	2,615,628	2,958,725

Operating Expenses
Selling expenses	722,191	524,587	1,285,717	879,966
Professional fees	63,458	25,536	107,667	91,385
Research & development	10,153	20,140	21,466	29,471
General and administrative expenses	742,085	751,697	1,486,829	1,407,049

Total operating expenses	1,537,887	1,321,960	2,901,679	2,407,871

Income (Loss) from Operations before Other (Income) Expense	(35,965)	413,130	(286,051)	550,854

Other (Income) Expense
Government grants – energy conservation	(13,541)	(7,267)	(26,884)	(12,532)
Interest income	(7,404)	(4,085)	(14,451)	(8,321)
Interest expense	54,176	58,676	110,789	114,484
Forgiveness of debt	(180,000)	-	(180,000)	-
Other (income) expense	432	(12,642)	362	(7,394)

Other (income) expense, net	(146,337)	34,682	(110,184)	86,237

Income (Loss) from Operations before Income Tax Provisions	110,372	378,448	(175,867)	464,617

Income Tax Provision (Benefit)	(119,476	(91,364)	(119,476)	(38,619)

Net Income (Loss)	229,848	469,812	(56,391)	503,236

Other Comprehensive Income
Foreign currency translation gain (loss)	164,135	4,496	219,142	55,591

Total other comprehensive income	164,135	4,496	219,142	55,591

Comprehensive Income (Loss)	393,983	474,308	162,751	558,827

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

We had sales of $3,945,140 and total cost of goods sold of $2,443,218 for the three month period ended June 30, 2013 as compared to sales of $3,098,242 and total cost of goods sold of $1,363,152 for the three month period ended June 30, 2012.  The increase in sales was mainly due to increased sales of Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang.  Yinxing Damo Zhusheye accounted for $2,782,993 of sales revenue for the three month period ended June 30, 2013 and $2,468,446 of sales revenue for the three month period ended June 30, 2012.  An Ka Huangmin Jiaonang accounted for $509,273 of sales revenue for the three month period ended June 30, 2013 and $47,311 of sales revenue for the three month period ended June 30, 2012.

We had gross profit of $1,501,922 for the three months ended June 30, 2013 as compared to gross profit of $1,735,090 for the three months ended June 30, 2012. We had total cost of goods sold of $2,443,218 for the three months ended June 30, 2013 as compared to $1,363,152 for the three month ended June 30, 2012. The increase of cost of goods sold was mainly due to the cost of raw material - Yinxing extract of our major product Yinxing Damo Zhusheye, which increased in year 2013 and inventory obsolescence adjustment, therefore, gross profit decreased due to the increase in cost of goods sold for the three months ended June 30, 2013.

Expenses

Selling Expenses:  Our selling expenses were $722,191 and $524,587 for the three months ended June 30, 2013 and 2012, respectively.  The increase was due to the increase in sales advertising fee and commission fee.

Professional Fees:  Our professional fees were $63,458 and $25,536 for the three months ended June 30, 2013 and 2012, respectively.  This increase was due to increase of legal fees.

Research and Development:  Our Research and Development expenses were $10,153and $20,140 for the three months ended June 30, 2013 and 2012, respectively.  The decrease was due to the Company spending less on research and Development expenses during the three months ended June 30, 2013.

General and Administrative Expenses:  Our General and Administrative expenses were $742,085 and $751,697 for the three months ended June 30, 2013 and 2012, respectively.  The decrease was not a significant amount.

Interest Expenses:  Our interest expenses were $54,176 and $58,676 for the three months ended June 30, 2013 and 2012, respectively.  This increase was not a significant amount.

Net Income (Loss)

Our net income (loss) was $229,848 and $469,812 for three months ended June 30, 2013 and 2012, respectively.  The decrease in net income of $239,964 resulted primarily from an increase of cost of goods sold of Yinxing Damo Zhusheye, increase in selling expenses, increase in professional fees, decrease in research and development expenses and a decrease in general and administrative expenses. The sales of Yinxing Damo Zhusheye increased by $314,547 for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  The sales of An Ka Huangmin Jiaonang increased by $461,962 for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

We had sales of $6,676,692 and total cost of goods sold of $4,061,064 for the six month period ended June 30, 2013 as compared to sales of $5,786,181 and total cost of goods sold of $2,827,456 for the six month period ended June 30, 2012.  The increase in sales was mainly due to increased sales of Yinxing Damo Zhusheye.  Yinxing Damo Zhusheye accounted for $4,339,850 of sales revenue in the six month period ended June 30, 2013 and $3,917,245 of sales revenue in the six month period ended June 30, 2012.  An Ka Huangmin Jiaonang accounted for $1,068,271 of sales revenue in the six month period ended June 30, 2013 and $439,750 of sales revenue in the six month period ended June 30, 2012.

We had gross profit of $2,615,628 for the six months ended June 30, 2013 as compared to gross profit of $2,958,725 for the six months ended June 30, 2012. The increase of cost of goods sold was mainly due to the cost of raw material - Yinxing extract of our major product Yinxing Damo Zhusheye, which increased in year 2013 and inventory obsolescence adjustment, therefore, gross profit decreased due to the increase in cost of goods sold for the six months ended June 30, 2013.

Expenses

Selling Expenses:  Selling expenses were $1,285,717 and $879,966 for the six month periods ended June 30, 2013 and 2012, respectively.  The increase was due to the increase in sales advertising fee and commission fee.

Professional Fees:  Professional fees were $107,667 and $91,385 for the six month periods ended June 30, 2013 and 2012, respectively.  This increase was due to increase of legal fees.

Research and Development:  Research and Development expenses were $21,466 and $29,471 for the six month periods ended June 30, 2013 and 2012, respectively.  The decrease was due to the Company spending less on research and Development expenses during the six months ended June 30, 2013.

General and Administrative Expenses:  General and Administrative expenses were $1,486,829 and $1,407,049 for the six month periods ended June 30, 2013 and 2012, respectively.  This increase was mainly due to the increase in administrative salary, employee benefit and pension expense during the six months ended June 30, 2013.

Interest Expenses:  Interest expenses were $110,789 and $114,484 for the six month periods ended June 30, 2013 and 2012, respectively.  The decrease was not a significant amount.

Net Income

Our net income (loss) was ($56,391) and $503,236 for six month periods ended June 30, 2013 and 2012, respectively.  The decrease in net income of $559,627 resulted primarily from an increase of cost of goods sold of Yinxing Damo Zhusheye, increase in selling expenses, increase in professional fees, decrease in research and development expenses and an increase in general and administrative expenses. The sales of Yinxing Damo Zhusheye increased by $422,605 for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  The sales of An Ka Huangmin Jiaonang increased by $628,521 for the six months ended June 30, 2013, compared to the three months ended June 30, 2012.

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

	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011

Balance sheets	6.1807	6.3086	6.3143	6.3523

Statements of operations and comprehensive income (loss)	6.2437	6.3116	6.3141	6.4640

We had cash of $5,416,884 as of June 30, 2013.

During the period ended June 30, 2013, we had a loan payable of $808,970 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013.  On April 3, 2013, we repaid the loan payable of $808,970 to Hubei Bank (Yichang Branch) that was due on April 5, 2013.  Furthermore, during the period ended June 30, 2013, we had a loan payable of $1,617,939 due to Bank of Communications (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013.  On May 7, 2013, we repaid the loan payable to Bank of Communications (Yichang Branch).

As of June 30, 2013, we had a loan payable of $808,970 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, which is calculated and payable monthly, with the principal due and payable on January 30, 2014.  On April 7, 2013, we entered into a new loan contract with Hubei Bank (Yichang Branch) where we loaned $808,970 to be used as liquidity, with a loan period from April 7, 2013 to April 7, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly.  These loans from Hubei Bank (Yichang Branch) have been secured by the new maximum amount mortgage contract, dated January 7, 2013 between Hubei Minkang PRC and Hubei Bank (Yichang Branch).  Furthermore, as of June 30, 2013, we had a loan payable of $1,617,939 due to Bank of Communications (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s building and land use rights, with interest at 6.6% per year, which is calculated and paid on the 20th of each month, with the principal due and payable on May 17, 2014.  This loan from Bank of Communications (Yichang Branch) has been secured by two new maximum mortgage agreements, both dated May 2, 2013, between Hubei Minkang PRC and Bank of Communications (Yichang Branch), pursuant to which one of the maximum mortgage agreements collateralizes the loan by Hubei Minkang PRC’s certain land use rights and the other maximum mortgage agreement collateralizes the loan by Hubei Minkang PRC’s certain buildings.

On January 29, 2013, we completed a private placement financing involving the sale of 8,011,606 restricted shares of our common stock (each a “Share”) to fourteen individuals and one entity at a subscription price of $0.20 per Share for gross proceeds of $1,602,321.

Our primary source of funds for the interim period ended June 30, 2013, included cash flow from operations, loans from the Bank of Communications (Yichang Branch) and the Hubei Bank (Yichang Branch), and a private placement of equity capital.  During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51 – 60% interest of a pharmaceutical factory, by using part cash and part of the Company’s shares in a share purchase/exchange arrangement.  The purpose for this acquisition is mainly to acquire new state of the art technologies plant to support our production demands and new GMP standards for all production lines.  This acquisition also aims to increase commercialization of both companies products including the cross marketing of both companies existing and potential future.  Therefore, we need to raise the required funds estimated between $5 – 10 million for such acquisition/expansion plans, however, if we cannot raise the fund then we may have to delay some or all of our acquisition/expansion plans.  There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Statement of Cash Flows

During the six months ended June 30, 2013, our net cash decreased by $656,440 which included net cash used in operating activities of $527,874, net cash used in investing activities of $139,308 and net cash used in financing activities of $93,610 and effect of exchange rate changes on cash of $104,352.

Cash Flow used in  Operating Activities

Net cash used in operating activities of $527,874 was mainly comprised of (i) net loss of $56,391; (ii) non-cash depreciation expense and amortization expense adjustment of $308,190; and (iii) collection of accounts receivable of $198,907, a decrease in banker’s acceptance notes receivable of $629,126, an increase in advance on purchases of $20,759, an increase in inventories of $955,396 and an increase in prepayments and other current assets of $52,287 from operating assets, an increase in customer deposits of $1,070,156, a decrease in taxes payable of $627,392 a decrease in accounts payable of $671,424 and a decrease of accrued expenses and other current liabilities of $323,996 from operating liabilities.

Cash Flow used in Investing Activities

During the six months ended June 30, 2013, cash used in investing activities of $139,308 consisted of (i) release of restricted cash of $27,158, and (ii) purchases of property, plant and equipment of $166,466.

Cash Flow used in Financing Activities

During the six months ended June 30, 2013, cash used in financing activities of $93,610 consisted of (i) proceeds from loans payable of $3,235,879 (ii) repayment of loans payable of $3,235,879, and (iii) repayments of our stockholders’ advances of $93,610.

Loan Obligations

As of June 30, 2013, we had a loan payable of $808,970 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, which is calculated and payable monthly, with the principal due and payable on January 30, 2014.  On April 7, 2013, we entered into a new loan contract with Hubei Bank (Yichang Branch) where we loaned $808,970 to be used as liquidity, with a loan period from April 7, 2013 to April 7, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly.  These loans from Hubei Bank (Yichang Branch) have been secured by the new maximum amount mortgage contract, dated January 7, 2013 between Hubei Minkang PRC and Hubei Bank (Yichang Branch).  Furthermore, as of June 30, 2013, we had a loan payable of $1,617,939 due to Bank of Communications (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s building and land use rights, with interest at 6.6% per year, which is calculated and paid on the 20th of each month, with the principal due and payable on May 17, 2014.  This loan from Bank of Communications (Yichang Branch) has been secured by two new maximum mortgage agreements, both dated May 2, 2013, between Hubei Minkang PRC and Bank of Communications (Yichang Branch), pursuant to which one of the maximum mortgage agreements collateralizes the loan by Hubei Minkang PRC’s certain land use rights and the other maximum mortgage agreement collateralizes the loan by Hubei Minkang PRC’s certain buildings.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, Lee Tong Tai (being our principal executive officer, principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Share Exchange Agreement, dated July 8, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (1)
3.1	Articles of Incorporation (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.4	Articles of Merger, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.5	Articles of Merger, filed with the Nevada Secretary of State on May 21, 2008 (5)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 29, 2010 (5)
3.7	Articles of Merger, filed with the Nevada Secretary of State on September 29, 2010 (5)
10.1	Extension Agreement, dated August 1, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (2)
10.2	Extension Agreement #2, dated August 16, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (3)
10.3	Loan Contract, dated January 20, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.4	Loan Contract, dated April 8, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.5	Loan Contract, dated May 5, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (4)
10.6	Maximum Pledge Contract, dated December 23, 2010, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. (4)
10.7	Maximum Pledge Contract, dated January 13, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.8	Maximum Pledge Contract, dated May 1, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.9	Loan Contract, dated January 11, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.10	Loan Contract, dated April 5, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.11	Loan Contract, dated May 7, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (7)
10.12	Maximum Amount Mortgage Contract, dated January 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. (8)
10.13	Loan Contract, dated January 30, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (8)
10.14	Loan Contract, dated April 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (8)
10.15	Liquid Capital Loan Contract, dated May 2, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (9)
10.16	Maximum Mortgage Agreement No. A101430249, dated May 2, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (9)
10.17	Maximum Mortgage Agreement No. DA101L130249-1, dated May 2, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Certificates of Good Manufacturing Practices for Pharmaceutical Products issued by the State Food and Drug Administration to Hubei Minkang PRC. (4)
99.2	List of pharmaceutical product registration certificates received by Hubei Minkang PRC from the Food and Drug Administration Authority. (4)
99.3	List of pharmaceutical product registration certificates that have received re-registration in June 2011. (4)
99.4	List of pharmaceutical product registration certificates that are pending for re-registration. (4)
99.5	Free Sale Certificates obtained by Hubei Minkang PRC from Hubei Food and Drug Administration for the manufacture and free sale of 28 popular TCM products. (4)
99.6	Patent Certificates of Appearance Design for packaging received by Hubei Minkang PRC. (4)
99.7	Notification of Granting Invention Patent, issued on May 19, 2011 having a patent definition of “a formula and Chinese medicine that prevents the reduction of platelet.” (4)
99.8	Notifications of Receipts of Patent Applications received by Hubei Minkang PRC. (4)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on July 11, 2011, and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 9, 2011, and incorporate by reference herein.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 22, 2011, and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on September 26, 2011, and incorporated by reference herein.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K/A with the SEC on December 22, 2011, and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on April 26, 2012, and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on May 15, 2012, and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 16, 2013, and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 1, 2013, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

Date: August 14, 2013	By:	/s/ Lee Tong Tai
Lee Tong Tai
President, Chief Executive Officer, Chief Financial Officer and a director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)