Form 10-Q
period 2013-09-30
Hubei Minkang Pharmaceutical Ltd.
filed 2013-11-14
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 52,189,045 shares of common stock as of November 8, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012;
F-3	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the interim period ended September 30, 2013 (unaudited);
F-5	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited); and
F-6	Notes to the Consolidated Financial Statements (unaudited).

It is the opinion of management that the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2012. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2012, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013.

Hubei Minkang Pharmaceutical Ltd.
September 30, 2013 and 2012
Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity for the Interim Period Ended September 30, 2013 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Hubei Minkang Pharmaceutical Ltd.

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$5,614,949	$6,073,324
Restricted cash, unearned government grant	404,316	433,691
Banker's acceptance notes receivable	370,468	1,331,295
Accounts receivable, net	1,579,981	1,616,199
Advance on purchases	631,850	484,265
Inventories, net of allowance for inventory obsolescence	3,858,807	3,221,089
Prepayments and other current assets	426,422	38,769
Deposit for subsidiary formation	585,947	-

Total Current Assets	13,472,740	13,198,632

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,501,245	6,119,641
Accumulated depreciation	(1,586,461)	(1,271,803)

PROPERTY, PLANT AND EQUIPMENT, net	4,914,784	4,847,838

LAND USE RIGHTS
Land use rights	2,522,128	2,456,282
Accumulated amortization	(441,373)	(393,005)

LAND USE RIGHTS, net	2,080,755	2,063,277

PURCHASED FORMULAE
Purchased formulae	1,959,505	1,908,347
Accumulated amortization	(1,714,566)	(1,526,678)

PURCHASED FORMULAE, net	244,939	381,669

Total Assets	$20,713,218	$20,491,416

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$3,255,261	$3,170,275
Accounts payable	2,711,228	3,228,101
Customer deposits	1,174,223	485,161
Taxes payable	-	175,918
Advances from stockholders	35,905	193,304
Unearned government grant	404,316	433,691
Accrued expenses and other current liabilities	1,532,714	1,851,949

Total Current Liabilities	9,113,647	9,538,399

Total Liabilities	9,113,647	9,538,399

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Proferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 168,750,000 shares authorized;
52,189,045 shares issued and outstanding	52,189	52,189
Additional paid-in capital	5,823,848	5,823,848
Retained earnings	4,061,301	3,705,720
Acumulated other comprehensive income:	-
Foreign currency translation gain	1,662,233	1,371,260

Total Stockholders' Equity	11,599,571	10,953,017

Total Liabilities and Stockholders' Equity	$20,713,218	$20,491,416

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$10,991,479	$4,314,787	$9,126,006	$3,339,825

Cost of Goods Sold
Cost of goods sold	5,903,356	2,210,078	4,511,482	1,684,026
Inventory Obsolescence	369,342	1,556	-	-

Cost of Goods Sold	6,272,698	2,211,634	4,511,482	1,684,026

Gross Margin	4,718,781	2,103,153	4,614,524	1,655,799

Operating Expenses
Selling expenses	2,027,761	742,044	1,478,035	598,069
Professional fees	134,571	26,904	103,341	11,956
Research and development	48,445	26,979	35,221	5,750
General and administrative expenses	2,255,049	768,220	2,194,175	787,126

Total operating expenses	4,465,826	1,564,147	3,810,772	1,402,901

Income from Operations	252,955	539,006	803,752	252,898

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(40,516)	(13,632)	(25,177)	(12,645)
Interest income	(22,631)	(8,180)	(15,272)	(6,951)
Interest expense	166,192	55,403	175,843	61,359
Forgiveness of debt	(180,000)	-	(130,634)	(130,634)
Other (income) expense	4,130	3,768	5,430	12,824

Other (income) expense, net	(72,825)	37,359	10,190	(76,047)

Income before Income Tax Provision	325,780	501,647	793,562	328,945

Income Tax Provison (benefit)	(29,801)	89,675	47,123	85,742

Net Income	355,581	411,972	746,439	243,203

Other Comprehensive Income
Foreign currency translation gain (loss)	290,973	71,831	37,964	(17,627)

Total other comprehensive income (loss)	290,973	71,831	37,964	(17,627)

Comprehensive Income	$646,554	$483,803	$784,403	$225,576

Net Income Per Common Share - Basic and Diluted	$0.01	$0.01	$0.02	$0.01

Weighted average common shares outstanding:
- basic and diluted	52,189,045	52,189,045	43,616,373	44,177,439

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity
For the Interim Period Ended September 30, 2013
(Unaudited)

	Common Stock Par Value $0.001		Additional		Accumulated Other Comprehensive Income	Total
	Number of		Paid-in	Retained	Foreign Currency	Stockholders'
	Shares	Amount	Capital	Earnings	Translation Gain	Equity

Balance, December 31, 2011	43,047,169	$43,047	$3,439,480	$2,744,600	$1,302,840	$7,529,967

Issuance of common shares for cash
at $0.70 per share	1,130,270	1,130	790,059			791,189

Issuance of common shares for cash
at $0.20 per share	8,011,606	8,012	1,594,309			1,602,321

Comprehensive income
Net income				961,120		961,120
Other comprehensive income
Foreign currency translation gain					68,420	68,420

Total comprehensive income						1,029,540

Balance, December 31, 2012	52,189,045	52,189	5,823,848	3,705,720	1,371,260	10,953,017

Comprehensive income
Net Income				355,581		355,581
Other comprehensive income
Foreign currency translation gain					290,973	290,973

Balance, September 30, 2013	52,189,045	$52,189	$5,823,848	$4,061,301	$1,662,233	$11,599,571

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$355,581	$746,439

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	280,565	279,910
Amortization expense - land use rights	37,832	36,740
Amortization expense - purchased formulae	146,963	142,721
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	996,514	1,090,614
Accounts receivable	79,538	426,388
Advance on purchases	(134,604)	23,626
Inventories	(551,370)	(946,659)
Prepayments and other current assets	(55,215)	3,587
Banker's acceptance notes payable	-	-
Accounts payable	(600,532)	(128,859)
Customer deposits	676,056	281,354
Taxes payable	(516,231)	(201,822)
Deferred revenue from government grant	(41,001)	(25,143)
Accrued expenses and other current liabilities	(350,355)	(371,315)

Net cash provide by operating activities	323,741	1,357,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash	41,001	25,143
Deposit for subsidiary formation	(585,947)	-
Purchases of property, plant and equipment	(217,554)	(250,513)

Net cash used in investing activities	(762,500)	(225,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,255,261	3,161,306
Repayment of loans payable	(3,255,261)	(3,161,306)
Advances from (repayments to) stockholders	(160,676)	(256,393)
Proceeds from (repayments of) working capital advances	-	(790,326)
Proceeds from sale of common stock	-	791,189

Net cash used in financing activities	(160,676)	(255,530)

Effect of exchange rate changes on cash	141,060	13,853

Net change in cash	(458,375)	890,534

Cash at beginning of the period	6,073,324	3,104,846

Cash at end of the period	$5,614,949	$3,995,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$166,192	$175,843

Income tax paid	$-	$261,892

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
September 30, 2013 and 2012
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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012 .

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011

Balance sheets	6.1439	6.3086	6.3265	6.3585

Statements of operations and comprehensive income (loss)	6.2174	6.3116	6.3180	6.4640

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

There were no potentially dilutive common shares outstanding for the interim period ended September 30, 2013 or 2012.

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

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2013	December 31, 2012

Raw materials	$612,857	$558,724

Packaging materials	210,303	250,838

Work in process	886,235	847,999

Finished goods	2,149,412	1,523,528

	$3,858,807	$3,221,089

Slow-moving or Obsolescence Markdowns

There were $369,342 and no slow-moving or inventory obsolescence adjustments for the interim period ended September 30, 2013 and 2012, respectively.

Note 4 – Deposit for Establishment of a Majority-Owned Subsidiary

On September 29, 2013, Minkang formed a majority-owned subsidiary, Hubei Minkang Kunyan Pharmaceutical Co., Ltd. (“Minkang Kunyan”) with Hubei Kunyan Medicine Industry Co., Ltd. (“Kuanyan”), a PRC corporation located in Yichang City, Hubei Province. The registered capital of Minkang Kunyan is RMB30 million (approximately $4,882,892) whereby Minkang and Kunyan will contribute RMB18 million (approximately $2,929,735) and RMB12 million (approximately $1,953,157), representing 60 percent and 40 percent equity interest in Minkang Kunyan, respectively. The Chinese government issued a provisional business license for Minkang Kunyan contingent upon Minkang Kunyan passing the Good Manufacturing Process (“GMP”) inspection, obtaining the GMP certificate and obtaining a medicine production license from China Food and Drug Administration (“CFDA”) within a year from the date of issuance.

As of September 30, 2013, Minkang and Kunyan contributed RMB3.6 million (approximately $585,947) and RMB2.4 million (approximately $390,631) of the registered capital, respectively. For the financial reporting purpose, Minkang recorded its capital contribution as deposit for establishment of a majority-owned subsidiary.

Note 5 - Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	December 31, 2012

Buildings and leasehold improvements (i)(iv)	20	$3,909,749	$3,736,193

Construction in progress (ii)		121,610	119,080

Machinery and equipment	7	2,085,330	1,927,284

Vehicles	5	176,184	176,355

Office equipment	5-8	208,372	160,729

		6,501,245	6,119,641

Less accumulated depreciation (iii)		(1,586,461)	(1,271,803)

		$4,914,784	$4,847,838

(i) Capitalized Interest

For the interim period ended September 30, 2013 and 2012, Minkang did not capitalize any interest to fixed assets.

(ii) Construction-in-progress

Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress and included in the consolidated balance sheets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense was $280,565 and $279,910 for the interim period ended September 30, 2013 and 2012, respectively.

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

Land use rights, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2013	December 31, 2012

Land use rights	$2,522,128	$2,456,282

Accumulated amortization	(441,373)	(393,005)

	$2,080,755	$2,063,277

(i) Amortization Expense

Amortization expense was $37,832 and $36,740 for the interim period ended September 30, 2013 and 2012, respectively.

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

Note 7 – Purchased Formulae

Purchased formulae, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2013	December 31, 2012

Purchased formulae	$1,959,505	$1,908,347

Accumulated amortization	(1,714,566)	(1,526,678)

	$244,939	$381,669

(i) Amortization Expense

Amortization expense was $146,963 and $142,721 for the interim period ended September 30, 2013 and 2012 , respectively.

(ii) Impairment

The Company completed the annual impairment test of purchased formulae and determined that there was no impairment as the fair value of land use rights, substantially exceeded their carrying values at December 31, 2012.

Note 8 – Loans Payable

Loans payable consisted of the following:

	September 30, 2013	December 31, 2012

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, payable monthly, with principal due on May 17, 2014.	1,627,631	1,585,137

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and fully repaid on January 11, 2013.	-	762,569

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on January 29, 2014.	813,815	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due on April 7, 2014.	813,815	792,569

	$3,255,261	$3,170,275

Note 9 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Koh, Sock Hua	Stockholder of the Company

Lee, Tong Tai	Chief Executive Officer and stockholder of the Company

Koh, Cheoh Nguan	Stockholder of the Company

Ang, Siew Khim	Treasurer, secretary, director and stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Note 10 – Working Capital Advances

On September 26, 2011, Minkang received non-interest bearing working capital advances of RMB5 million from an unrelated third party.

On April 25, 2012, Minkang fully repaid the working capital advance in the amount of RMB 5,000,000 (approximately $790,326).

Note 11 – Earned Government Grants and Unearned Government Grants/Restricted Cash

Unearned government grants and earned government grants were as follows:

	Earned Government Grants for interim period ended		Unearned Government Grants/Restricted Cash at
	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012

Pollution prevention projects	$40,516	$25,177	$404,316	$433,691

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

Note 13 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for Nine Months Ended		Accounts Receivable at
	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012

Customer #0999	67.5%	69.0%	-%	-%

Customer #0579	-%	-%	16.5%	10.1%

Customer #1212	-%	-%	28.5%	17.4%

	67.5%	69.0%	46.0%	27.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations are as follows:

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

Product # 1	65.0%	68.2%

Product # 2	13.6%	12.0%

	78.6%	80.2%

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

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in the interest rate would have a material adverse effect on the Company’s results of operations and financial condition. In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang’s borrowings are based on 110% of the banks’ benchmark rate, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately RMB200,000 (approximately $32,000) per year based on the outstanding balances of RMB20 million (approximately $3.3 million) of loans payable at September 30, 2013.

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

Note 15 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended September 30, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, a continued downturn in international economic conditions; any adverse occurrence with respect to our patented technology; our ability to bring new products to market; market demand for our products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements, which were attached to our Annual Report on Form 10-K filed with the SEC on April 16, 2013. The results of operations for the periods ended September 30, 2013 and the same periods last year are not necessarily indicative of the operating results for the full years.

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

On December 28, 2012, Hubei Minkang PRC and Hubei Kunyan Medicine Industry Co., Ltd. entered into a Merger and Reorganization Contract (the “Merger and Reorganization Contract”) whereby both parties would merge together to establish and register Hubei Minkang Kunyan Medicine Industry (Group) Co., Ltd., which the establishment of such new company was to be completed before the end of June 2013. However, on September 29, 2013, Hubei Minkang PRC formed a majority-owned subsidiary, Hubei Minkang Kunyan Pharmaceutical Co., Ltd. (“Minkang Kunyan”) with Hubei Kunyan Medicine Industry Co., Ltd. (“Kunyan”) for the purposes of being a state of the art pharmaceutical processing facility to support production demands and new GMP standards for all production lines. The registered capital of Minkang Kunyan is RMB 30 million (approximately $4,882,892 whereby Hubei Minkang PRC and Kunyan will contribute RMB 18 million (approximately $2,929,735) and RMB 12 million (approximately $1,953,157), representing 60% and 40% equity interest in Minkang Kunyan, respectively. The Chinese government issued a provisional business license for Minkang Kunyan contingent upon Minkang Kunyan passing the GMP inspection, obtaining the GMP certificate and obtaining a medicine production license from the China Food and Drug Administration within a year from the date of issuance of the business license, which was September 29, 2013. As of September 30, 2013, Hubei Minkang PRC and Kunyan contributed RMB 3.6 million (approximately $585,947) and RMB 2.4 million (approximately $390,631) of the registered capital, respectively.

The foregoing description of the Merger and Reorganization Contract does not purport to be complete and is qualified in its entirety by reference to the Merger and reorganization Contract, which is attached hereto as Exhibit 10.18, and is incorporated by reference herein. In addition, a copy of the Business License for Minkang Kunyan is attached hereto as Exhibit 99.9.

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

During the next 12 months, management anticipates proceeding with expansion plans with respect to the newly formed majority-owned subsidiary, Minkang Kunyan, for the purposes of being a state of the art pharmaceutical processing facility to support production demands and new GMP standards for all production lines. The new pharmaceutical processing facility being established by Minkang Kunyan aims to increase commercialization of both Hubei Minkang PRC’s and Kunyan’s products including the cross marketing of both companies existing and potential future products. Since we have only contributed $585,947 of our required registered capital contribution of $2,929,735, we need to raise additional required funds estimated between $5 – 10 million to complete our expansion plans, however, if we cannot raise the fund then we may have to delay some or all of our expansion plans.

Our strategy for executing our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world is to:

•	focus production on its highest margin products;

•	continuously improve production facilities and process;

•	lower production costs while maintaining product quality;

•	increase direct sales while reducing distribution costs;

•	acquire control of raw material supply;

•	develop and acquire new products for manufacture; and

•	expand distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the three and nine month periods ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net Revenues	$4,314,787	$3,339,825	$10,991,479	$9,126,006

Costs of Goods Sold
Cost of Goods Sold	2,210,078	1,684,026	5,903,356	4,511,482
Inventory obsolescence	1,556	-	369,342	-

Cost of Goods Sold	2,211,634	1,684,026	6,272,698	4,511,482

Gross Profit	2,103,153	1,655,799	4,718,781	4,614,524

Operating Expenses
Selling expenses	742,044	598,069	2,027,761	1,478,035
Professional fees	26,904	11,956	134,571	103,341
Research & development	26,979	5,750	48,445	35,221
General and administrative expenses	768,220	787,126	2,255,049	2,194,175

Total operating expenses	1,564,147	1,402,901	4,465,826	3,810,772

Income from Operations before Other (Income) Expense	539,006	252,898	252,955	803,752

Other (Income) Expense
Government grants – energy conservation	(13,632)	(12,645)	(40,516)	(25,177)
Interest income	(8,180)	(6,951)	(22,631)	(15,272)
Interest expense	55,403	61,359	166,192	175,843
Forgiveness of debt	-	(130,634)	(180,000)	(130,634)
Other (income) expense	3,768	12,824	4,130	5,430

Other (income) expense, net	37,359	(76,047)	(72,825)	10,190

Income from Operations before Income Tax Provisions	501,647	328,945	325,780	793,562

Income Tax Provision (Benefit)	89,675	85,742	(29,801)	47,123

Net Income	411,972	243,203	355,581	746,439

Other Comprehensive Income
Foreign currency translation gain (loss)	71,831	(17,627)	290,973	37,964

Total other comprehensive income	71,831	(17,627)	290,973	37,964

Comprehensive Income	483,803	225,576	646,554	784,403

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

We had sales of $4,314,787 and total cost of goods sold of $2,211,634 for the three month period ended September 30, 2013 as compared to sales of $3,339,825 and total cost of goods sold of $1,684,026 for the three month period ended September 30, 2012. The increase in sales was mainly due to increased sales of Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang. Yinxing Damo Zhusheye accounted for $3,016,406 of sales revenue for the three month period ended September 30, 2013 and $2,231,383 of sales revenue for the three month period ended September 30, 2012. An Ka Huangmin Jiaonang accounted for $474,760 of sales revenue for the three month period ended September 30, 2013 and $277,255 of sales revenue for the three month period ended September 30, 2012.

We had gross profit of $2,103,153 for the three months ended September 30, 2013 as compared to gross profit of $1,655,799 for the three months ended September 30, 2012. We had total cost of goods sold of $2,211,634 for the three months ended September 30, 2013 as compared to $1,684,026 for the three month ended September 30, 2012. The increase of cost of goods sold was mainly due to the cost of raw material - Yinxing extract of our major product Yinxing Damo Zhusheye, which increased in year 2013 and inventory obsolescence adjustment. Our gross profit increased due to the increase in sales for the three months ended September 30, 2013.

Expenses

Selling Expenses: Our selling expenses were $742,044 and $598,069 for the three months ended September 30, 2013 and 2012, respectively. The increase was due to the increase in sales advertising fee and commission fee.

Professional Fees: Our professional fees were $26,904 and $11,956 for the three months ended September 30, 2013 and 2012, respectively. This increase was due to increase of legal fees as well as accounting fees for filing corporation tax in September 2013

Research and Development: Our Research and Development expenses were $26,979 and $5,750 for the three months ended September 30, 2013 and 2012, respectively. The increase was due to the Company spending more on Research and Development expenses during the three months ended September 30, 2013.

General and Administrative Expenses: Our General and Administrative expenses were $768,220 and $787,126 for the three months ended September 30, 2013 and 2012, respectively. The decrease was not a significant amount.

Interest Expenses: Our interest expenses were $55,403 and $61,359 for the three months ended September 30, 2013 and 2012, respectively. This decrease was not a significant amount.

Net Income (Loss)

Our net income was $411,972 and $243,203 for three months ended September 30, 2013 and 2012, respectively. The increase in net income of $168,769 resulted primarily from an increase in sales of Yinxing Damo Zhusheye. The sales of Yinxing Damo Zhusheye increased by $785,023 for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The sales of An Ka Huangmin Jiaonang increased by $197,505 for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

We had sales of $10,991,479 and total cost of goods sold of $6,272,698 for the nine month period ended September 30, 2013 as compared to sales of $9,126,006 and total cost of goods sold of $4,511,482 for the nine month period ended September 30, 2012. The increase in sales was mainly due to increased sales of Yinxing Damo Zhusheye. Yinxing Damo Zhusheye accounted for $7,144,461 of sales revenue in the nine month period ended September 30, 2013 and $6,226,471 of sales revenue in the nine month period ended September 30, 2012. An Ka Huangmin Jiaonang accounted for $1,494,841 of sales revenue in the nine month period ended September 30, 2013 and $1,091,512 of sales revenue in the nine month period ended September 30, 2012.

We had gross profit of $4,718,781 for the nine months ended September 30, 2013 as compared to gross profit of $4,614,524 for the nine months ended September 30, 2012. We had total cost of goods sold of $6,272,698 for the nine months ended September 30, 2013 as compared to $4,511,482 for the nine months ended September 30, 2012. The increase of cost of goods sold was mainly due to the cost of raw material - Yinxing extract of our major product Yinxing Damo Zhusheye, which increased in year 2013 and inventory obsolescence adjustment. Our gross profit increased slightly due to the increase in sales for the nine months ended September 30, 2013.

Expenses

Selling Expenses: Selling expenses were $2,027,761 and $1,478,035 for the nine month periods ended September 30, 2013 and 2012, respectively. The increase was due to the increase in sales advertising fee and commission fee.

Professional Fees: Professional fees were $134,571 and $103,341 for the nine month periods ended September 30, 2013 and 2012, respectively. This increase was due to increase of legal fees as well as accounting fees for filing corporation tax in September 2013

Research and Development: Research and Development expenses were $48,445 and $35,221 for the nine month periods ended September 30, 2013 and 2012, respectively. The increase was due to the Company spending more on Research and Development expenses during the nine months ended September 30, 2013.

General and Administrative Expenses: General and Administrative expenses were $2,255,049 and $2,194,175 for the nine month periods ended September 30, 2013 and 2012, respectively. This increase was mainly due to the increase in administrative salary, employee benefit, pension expense, repairing fee and depreciation fee during the nine months ended September 30, 2013.

Interest Expenses: Interest expenses were $166,192 and $175,843 for the nine month periods ended September 30, 2013 and 2012, respectively. The decrease was not a significant amount.

Net Income

Our net income was $355,581 and $746,439 for nine month periods ended September 30, 2013 and 2012, respectively. The decrease in net income of $390,858 resulted primarily from an increase of cost of goods sold of Yinxing Damo Zhusheye, increase in selling expenses, increase in professional fees, increase in research and development expenses and an increase in general and administrative expenses. The sales of Yinxing Damo Zhusheye increased by $917,990 for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The sales of An Ka Huangmin Jiaonang increased by $403,329 for the nine months ended September 30, 2013, compared to the three months ended September 30, 2012.

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

	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011

Balance sheets	6.1439	6.3086	6.3265	6.3585

Statements of operations and comprehensive income (loss)	6.2174	6.3116	6.3180	6.4640

We had cash of $5,614,949 as of September 30, 2013.

During the period ended September 30, 2013, we had a loan payable of $808,970 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013. On April 3, 2013, we repaid the loan payable of $808,970 to Hubei Bank (Yichang Branch) that was due on April 5, 2013. Furthermore, during the period ended September 30, 2013, we had a loan payable of $1,627,631 due to Bank of Communications (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and payable on May 7, 2013. On May 7, 2013, we repaid the loan payable to Bank of Communications (Yichang Branch).

As of September 30, 2013, we had a loan payable of $813,815 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, which is calculated and payable monthly, with the principal due and payable on January 29, 2014. On April 7, 2013, we entered into a new loan contract with Hubei Bank (Yichang Branch) where we loaned $813,815 to be used as liquidity, with a loan period from April 7, 2013 to April 7, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly. These loans from Hubei Bank (Yichang Branch) have been secured by the new maximum amount mortgage contract, dated January 7, 2013 between Hubei Minkang PRC and Hubei Bank (Yichang Branch). Furthermore, as of September 30, 2013, we had a loan payable of $1,627,631 due to Bank of Communications (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s building and land use rights, with interest at 6.6% per year, which is calculated and paid on the 20th of each month, with the principal due and payable on May 17, 2014. This loan from Bank of Communications (Yichang Branch) has been secured by two new maximum mortgage agreements, both dated May 2, 2013, between Hubei Minkang PRC and Bank of Communications (Yichang Branch), pursuant to which one of the maximum mortgage agreements collateralizes the loan by Hubei Minkang PRC’s certain land use rights and the other maximum mortgage agreement collateralizes the loan by Hubei Minkang PRC’s certain buildings.

On January 29, 2013, we completed a private placement financing involving the sale of 8,011,606 restricted shares of our common stock (each a “Share”) to fourteen individuals and one entity at a subscription price of $0.20 per Share for gross proceeds of $1,602,321.

Our primary source of funds for the interim period ended September 30, 2013, included cash flow from operations, loans from the Bank of Communications (Yichang Branch) and the Hubei Bank (Yichang Branch), and a private placement of equity capital. During the next 12 months, management anticipates proceeding with expansion plans with respect to the newly formed majority-owned subsidiary, Minkang Kunyan, for the purposes of being a state of the art pharmaceutical processing facility to support production demands and new GMP standards for all production lines. The new pharmaceutical processing facility being established by Minkang Kunyan aims to increase commercialization of both Hubei Minkang PRC’s and Kunyan’s products including the cross marketing of both companies existing and potential future products. Since we have only contributed $585,947 of our required registered capital contribution of $2,929,735, we need to raise additional required funds estimated between $5 – 10 million to complete our expansion plans, however, if we cannot raise the fund then we may have to delay some or all of our expansion plans. There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Statement of Cash Flows

During the nine months ended September 30, 2013, our net cash decreased by $458,375 which included net cash provided by operating activities of $323,741, net cash used in investing activities of $762,500 and net cash used in financing activities of $160,676 and effect of exchange rate changes on cash of $141,060.

Cash Flow provided by Operating Activities

Net cash provided by operating activities of $323,741 was mainly comprised of (i) net income of $355,581; (ii) non-cash depreciation expense and amortization expense adjustment of $184,795; and (iii) collection of accounts receivable of $79,538, a decrease in banker’s acceptance notes receivable of $996,514, an increase in advance on purchases of $134,604, an increase in inventories of $551,370 and an increase in prepayments and other current assets of $55,215 from operating assets, an increase in customer deposits of $676,056, a decrease in taxes payable of $516,231, a decrease in accounts payable of $600,532, a decrease in deferred revenue from government grant of $41,001 and a decrease of accrued expenses and other current liabilities of $350,355 from operating liabilities.

Cash Flow used in Investing Activities

During the nine months ended September 30, 2013, cash used in investing activities of $762,500 consisted of (i) release of restricted cash of $41,001, (ii) deposit for subsidiary formation of $585,947, and (iii) purchases of property, plant and equipment of $217,554.

Cash Flow used in Financing Activities

During the nine months ended September 30, 2013, cash used in financing activities of $160,676 consisted of (i) proceeds from loans payable of $3,255,261 (ii) repayment of loans payable of $3,255,261, and (iii) repayments of our stockholders’ advances of $160,676.

Loan Obligations

As of September 30, 2013, we had a loan payable of $813,815 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, which is calculated and payable monthly, with the principal due and payable on January 29, 2014. On April 7, 2013, we entered into a new loan contract with Hubei Bank (Yichang Branch) where we loaned $813,815 to be used as liquidity, with a loan period from April 7, 2013 to April 7, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly. These loans from Hubei Bank (Yichang Branch) have been secured by the new maximum amount mortgage contract, dated January 7, 2013 between Hubei Minkang PRC and Hubei Bank (Yichang Branch). Furthermore, as of September 30, 2013, we had a loan payable of $1,627,631 due to Bank of Communications (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s building and land use rights, with interest at 6.6% per year, which is calculated and paid on the 20th of each month, with the principal due and payable on May 17, 2014. This loan from Bank of Communications (Yichang Branch) has been secured by two new maximum mortgage agreements, both dated May 2, 2013, between Hubei Minkang PRC and Bank of Communications (Yichang Branch), pursuant to which one of the maximum mortgage agreements collateralizes the loan by Hubei Minkang PRC’s certain land use rights and the other maximum mortgage agreement collateralizes the loan by Hubei Minkang PRC’s certain buildings.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 28, 2012, Hubei Minkang PRC and Hubei Kunyan Medicine Industry Co., Ltd. entered into a Merger and Reorganization Contract (the “Merger and Reorganization Contract”) whereby both parties would merge together to establish and register Hubei Minkang Kunyan Medicine Industry (Group) Co., Ltd., which the establishment of such new company was to be completed before the end of June 2013. However, on September 29, 2013, Hubei Minkang PRC formed a majority-owned subsidiary, Hubei Minkang Kunyan Pharmaceutical Co., Ltd. (“Minkang Kunyan”) with Hubei Kunyan Medicine Industry Co., Ltd. (“Kunyan”) for the purposes of being a state of the art pharmaceutical processing facility to support production demands and new GMP standards for all production lines. The registered capital of Minkang Kunyan is RMB 30 million (approximately $4,882,892 whereby Hubei Minkang PRC and Kunyan will contribute RMB 18 million (approximately $2,929,735) and RMB 12 million (approximately $1,953,157), representing 60% and 40% equity interest in Minkang Kunyan, respectively. The Chinese government issued a provisional business license for Minkang Kunyan contingent upon Minkang Kunyan passing the GMP inspection, obtaining the GMP certificate and obtaining a medicine production license from the China Food and Drug Administration within a year from the date of issuance of the business license, which was September 29, 2013. As of September 30, 2013, Hubei Minkang PRC and Kunyan contributed RMB 3.6 million (approximately $585,947) and RMB 2.4 million (approximately $390,631) of the registered capital, respectively.

The foregoing description of the Merger and Reorganization Contract does not purport to be complete and is qualified in its entirety by reference to the Merger and reorganization Contract, which is attached hereto as Exhibit 10.18, and is incorporated by reference herein. In addition, a copy of the Business License for Minkang Kunyan is attached hereto as Exhibit 99.9.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement, dated July 8, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (1)
3.1	Articles of Incorporation (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.4	Articles of Merger, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.5	Articles of Merger, filed with the Nevada Secretary of State on May 21, 2008 (5)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 29, 2010 (5)
3.7	Articles of Merger, filed with the Nevada Secretary of State on September 29, 2010 (5)
10.1	Extension Agreement, dated August 1, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (2)
10.2	Extension Agreement #2, dated August 16, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (3)
10.3	Loan Contract, dated January 20, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.4	Loan Contract, dated April 8, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.5	Loan Contract, dated May 5, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (4)
10.6	Maximum Pledge Contract, dated December 23, 2010, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. (4)
10.7	Maximum Pledge Contract, dated January 13, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.8	Maximum Pledge Contract, dated May 1, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.9	Loan Contract, dated January 11, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.10	Loan Contract, dated April 5, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.11	Loan Contract, dated May 7, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (7)
10.12	Maximum Amount Mortgage Contract, dated January 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. (8)
10.13	Loan Contract, dated January 30, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (8)
10.14	Loan Contract, dated April 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (8)
10.15	Liquid Capital Loan Contract, dated May 2, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (9)
10.16	Maximum Mortgage Agreement No. A101430249, dated May 2, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (9)
10.17	Maximum Mortgage Agreement No. DA101L130249-1, dated May 2, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (9)
10.18	Merger and Reorganization Contract, dated December 28, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Kunyan Medicine Industry Co., Ltd.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Certificates of Good Manufacturing Practices for Pharmaceutical Products issued by the State Food and Drug Administration to Hubei Minkang PRC. (4)

99.2	List of pharmaceutical product registration certificates received by Hubei Minkang PRC from the Food and Drug Administration Authority. (4)
99.3	List of pharmaceutical product registration certificates that have received re-registration in June 2011. (4)
99.4	List of pharmaceutical product registration certificates that are pending for re-registration. (4)
99.5	Free Sale Certificates obtained by Hubei Minkang PRC from Hubei Food and Drug Administration for the manufacture and free sale of 28 popular TCM products. (4)
99.6	Patent Certificates of Appearance Design for packaging received by Hubei Minkang PRC. (4)
99.7	Notification of Granting Invention Patent, issued on May 19, 2011 having a patent definition of “a formula and Chinese medicine that prevents the reduction of platelet.” (4)
99.8	Notifications of Receipts of Patent Applications received by Hubei Minkang PRC. (4)
99.9	Business License for Hubei Minkang Kunyan Pharmaceutical Co., Ltd., dated September 29, 2013.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
___________
*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on July 11, 2011, and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 9, 2011, and incorporate by reference herein.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 22, 2011, and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on September 26, 2011, and incorporated by reference herein.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K/A with the SEC on December 22, 2011, and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on April 26, 2012, and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on May 15, 2012, and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 16, 2013, and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 1, 2013, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

Date: November 14, 2013	By:	/s/ Lee Tong Tai
Lee Tong Tai
President, Chief Executive Officer, Chief Financial Officer and a director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)