Form 10-K
period 2013-12-31
Hubei Minkang Pharmaceutical Ltd.
filed 2014-04-15
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 28, 2013, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($1.10 per share) on that date, was approximately $31,031,340.

The registrant had 52,189,045 shares of common stock outstanding as of April 15, 2014.

ii

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

iii

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

Enhancing the Quality and Safety of TCM

In January 2008, the Chinese government moved to enhance the quality and safety of herbal medicine production. China’s State Food and Drug Administration (SFDA) began to require all TCM “ready form” makers to be Good Manufacturing Practice (GMP) certified. Ready form is an herbal medicine that is processed, and can be taken after being boiled with water.

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

Principal Products

Hubei Minkang PRC currently has 148 pharmaceutical product registration certificates issued by the Food and Drug Administration Authority to produce the specified TCM and chemical medicines. 118 of such pharmaceutical registration certificates have received re-registration in September 2011. The other 30 pharmaceutical registration certificates are in the approving process of re-registration .There are currently 21TCM and western-style medicines being produced and sold by Hubei Minkang PRC.

●	90 of Hubei Minkang PRC’s permitted pharmaceuticals are listed in the Administration Catalogue for Overall Social Medical Insurance

●	45 are listed in the Basic Administration Catalogue for Medicine

●	66 are Over The Counter (OTC) products

●	1 of Hubei Minkang PRC’s products are protected by China state government in the patent approval process.

●	1 of Hubei Minkang PRC’s production techniques have been granted patent rights

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

Top Five Products

Yinxing Damo Zhusheye (63 per percent of sales)
Hubei Minkang PRC’s flagship drug, a chemical medication injectable made of Ginkgo biloba extract and dipyridamole is used for the prevention and treatment of coronary heart disease. As Hubei Minkang PRC’s best-selling product, it has won about a 35 percent share of its category. Annual sales are approximately 40 million units. Yinxing, sold by prescription, is in high demand and commands a premium price from distributors, who must pre-pay for orders.

An Ka Huangmin Jiaonang (17 percent of sales)
An OTC capsule, this chemical medication relieves cold and flu symptoms including fever, headache, sore throat and sneezing.

Xumeian Capsule (4.65 percent of sales)
Xuemeian Capsule is a prescription TCM medication used for leucopenia, a decrease in the number of white blood cells, which places individuals at increased risk of infection. Low white cell counts are associated with chemotherapy, radiation therapy.

Wei C Yinqiao Pian (3.1 percent of sales)
An OTC pill, this TCM for relieving symptoms of cold and influenza, including body aches, cough, fever, headache and sore throat. Hubei Minkang PRC’s 3rd-best selling product, Wei C is approved by the US Food and Drug Administration for sale in the USA.

Shuxin Koufouye (1.04 percent of sales)
A prescription TCM oral medication for promoting blood circulation and relieving chest pain, shortness of breath and fatigue associated with coronary heart disease.

Current Products Produced

Hubei Minkang PRC’s current production (2013) includes 21 products: five prescription TCM products and one chemical or western-style medicine, and 15 OTC products, two of which are chemical and the rest TCM medicines:

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

Ginkgo Leaf Extract and Dipyridamole Injection (Yinxing Damo Zhusheye)	Prescription chemical medicine - injections	Suitable for preventing and treating the coronary heart disease and thrombus embolism disease.

Marketing and Distribution Network

Hubei Minkang PRC currently has 40 sales people in 26 provinces in China, as well as an extensive distribution network in China that covers:

●	1220 hospitals
●	10150 medical halls (the Chinese term for TCM pharmacies, which now generally include western style medicines as well).

Core markets are the Provinces of Hubei (7 percent of sales), Yunnan (13 percent of sales) and Henan (4 percent of sales). They have a combined population of more than 200 million. Hubei Minkang PRC’s export network covers 15 countries, including the world’s two largest pharmaceutical markets, the USA and Japan. Hubei Minkang PRC’s third best-selling product, Wei C, is approved by the US Food and Drug Administration for OTC sale in the USA. Hubei Minkang PRC also exports to Vietnam, Malaysia, Singapore, Philippines, Hong Kong, Indonesia and several European countries.

Marketing

Hubei Minkang PRC’s marketing efforts focus strongly on participation in what it has found to be the most cost-effective vehicles, including:

●	industry events, such as domestic and international trade fairs and conferences;
●	high-impact outdoor advertising on buses and trucks;
●	upgraded packaging; and
●	print advertising.

Hubei Minkang PRC regularly exhibits at major trade exhibitions in China, such as Guangzhou and Xi’an, as well as overseas events in Singapore, Indonesia and London.

Sales Profile and Strategy

A key element of Hubei Minkang PRC’s growth strategy is to reduce its reliance on the wholesales and distributor channel, which adds middleman costs to the final drug prices. Hubei Minkang PRC is already expanding its sales to pharmacies, particularly retail chains, which will be a more profitable channel for both Hubei Minkang PRC and the retailer.

Current Sales Percentage by Channel

●	50 percent through wholesalers and distributors
●	35 percent Hubei Minkang PRC sales force
●	1 percent direct sales
●	1 percent for promotion

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

Hubei Minkang PRC Product Competition

Yinxing Damo Zhusheye

This product, which is a prescription injectable of ginko leaf extract and dipyridamole and is used for the prevention and treatment of coronary heart disease, has received about 38% of the China market share. There are three competitor manufacturers to this product. Hubei Minkang PRC’s competitive advantage for this product is its product quality, high product tendering rate and a comprehensive sales network coverage. However, Hubei Minkang PRC’s weaknesses to such product are that it heavily relies on its sole distributor for this product, the distribution does not cover all of China and the competitors have good distribution networks and they also adopt aggressive pricing strategy.

An Ka Huangmin Jiaonang

This product (Paracetamol, Caffein, Artificial Cow-bezoar and chlorphenamine maleate capsules), which is a chemical medication used to relieve cold and flu symptoms including fever, headache, sore throat and sneezing, has received about 28% of the market share in Yunnan Province and about 13% of the market share in Hubei Province. There are two competitor manufacturers to this product. Hubei Minkang PRC’s competitive advantage for this product is its product quality, branding due to long existence in the market and product efficacy, and product reliability and affordability. Hubei Minkang PRC’s weaknesses to such product are its thin profit margin due to low price and that there are many product substitutes in the market.

Wei C Yinqiao Pian

This product, which is used for relieving symptoms of cold and influenza, including body aches, cough, fever, headache and sore throat, has received about 13% of the market share in Hubei Province and about 8% of the market share in Henan Province. There are two competitor manufacturers to this product. Hubei Minkang PRC’s competitive advantage for this product is its product quality, branding due to long existence in the market and good working relationship with distributor. Hubei Minkang PRC’s weaknesses to such product are its thin profit margin due to low price, competitors apply a low pricing strategy and the competitors have engaged in aggressive advertising and promotion and selling strategy.

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

Key Customers

Hubei Minkang PRC’s key customers are its distributors. Hubei Minkang PRC’s main product, Yinxing Damo Zhusheye, which accounts for approximately 63% of sales, is distributed to hospitals all over the PRC through its sole distributor of such product, He Nan Sheng Wan Long Yi Yao Co., Ltd. Hubei Minkang PRC has a long standing relationship with He Nan Sheng Wan Long Yi Yao Co., Ltd. and has renewed a 3 year sole distributorship for such product with this company during the last quarter of the fiscal year ended December 31, 2013.

As for Hubei Minkang PRC’s second main product, An Ka Huangmin Jiaonang, which accounts for approximately 17% of sales, is distributed by three main distributors for different territories in the PRC: Wuhan Huashanrenfu Pharmaceutical Co., Ltd. which distributes in Hubei Province and Chongqing City; Mr. Zhangdawei who distributes in Yunnan Province; and Mr. Huanglin which distributes in Henan Province. Hubei Minkang PRC has a long standing relationship with all three of these distributors for such product.

As for Hubei Minkang PRC’s third main product, Wei C Yinqiao Pian, which accounts for approximately 2% of sales, is distributed by Wuhan Huashanrenfu Pharmaceutical Co., Ltd.

Patents

Hubei Minkang PRC has obtained 6 design patents, issued by PRC Intellectual Rights Bureau Patent Bureau, which are used on the package of its products. These patents are as follows:

Title	Application Date	Proclamation Date	Patent No.
Package box (Vitamin C Yinqiao Tablets)	August 25, 2009	July 28, 2010	ZL 2009 3 0312739.6
Package box(pill)	August 25, 2009	June 30, 2010	ZL 2009 3 0312777.1
Package box (Biyuan Pill)	August 25, 2009	June 30, 2010	ZL 2009 3 0312738.1
Package box (Biyuan Pill)	August 25, 2009	June 30, 2010	ZL 2009 3 0312778.6
Package box(kelikang)	March , 2012	September 25, 2012	ZL 2012 3 0460485.4
Package box(xue mei’an capsules)	March , 2012	September 25, 2012	ZL 2012 3. 0460484.X

Hubei Minkang PRC has received Notification of Granting Invention Patent issued by the State Intellectual Property Office of the PRC having patent number ZL 2010 1 0163142.1 issued on August10, 2011 and having a patent definition as “A formula and Chinese medicine that prevents the reduction of platelet.”

Hubei Minkang PRC has received Notification of Invention Patent issued by the State Intellectual Property Office of the PRC having application number ZL 2009 1 0062287.X issued on June October 10, 2011 and having an invention definition as “A kind of oral liquid for the treatment of constipation.”

Hubei Minkang PRC has received a Notification of Invention Patent issued by the State Intellectual Property Office of the PRC having application number ZL 2011 1 0070845.4 issued on September 5, 2012 and having an invention definition as “A formula and Chinese medicine that treats children’s anaemia caused by inadequate functioning of the spleen.”

Hubei Minkang PRC has received a Notification of Invention Patent issued by the State Intellectual Property Office of the PRC having application number ZL 2009 1 0272948.1 issued on September 5, 2012 and having an invention definition as “A kind of oral liquid for the treatment of coronary disease”

Trademarks

Hubei Minkang PRC holds 43 valid PRC registered trademarks, among which 7 are protective MINKANG principal registered trademark, and holding 1 principal registered trademark of MINKANG in the United States of America (U.S. Registration Number: 2883901 registered on September 14, 2004).

 Also, the MINKANG principal registered trademark has been rewarded as Hubei Famous Trademark for 6 sessions continuously, with the last valid to May 2015. “MINGKANG XIN” and “KELI” trademark have been rewarded as Yichang Famous Trademarks; the application to certify “MINGKANG XIN” as Hubei Famous Trademarks has passed the examination by Hubei Provincial Industry and Commerce Bureau and is now in publicity period.

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

Currently Minkang is building our new injection production lines which likely complete by last quarter of 2014.

Thereafter, we need to prepare for cGMP certifciation, likely done by end 2014.  It is after the cGMP certification, then Minkang can re-register Yinxin Damo product licence likely by end of 2014.

Employees

Hubei Minkang PRC currently employs 472 people on site, including:

●	121 specialized technical personnel

●	15 licensed pharmacists

●	37 R&D personnel (for product formulation and production methods)

●	65 quality control staff

●	34 maintenance personnel

HBMK does not have any full time employees; however, the Company has two full time staff, Mr. Lee Tong Tai (President & CEO) and Ms. Ang Siew Khim (Secretary & Treasurer).

Research and Development

During the fiscal year ended December 31, 2013, we spent $81,630 on research and development, as compared to $43,532 for the fiscal year ended December 31, 2012.

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

Loans

Loan Contracts

As of December 31, 2013, Hubei Minkang PRC had a loan payable of $813036 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, which is calculated and payable monthly, with the principal due and payable on January 29, 2014. On April 7, 2013, we entered into a new loan contract with Hubei Bank (Yichang Branch) where we loaned $813,036 to be used as liquidity, with a loan period from April 7, 2013 to April 7, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly. These loans from Hubei Bank (Yichang Branch) have been secured by the new maximum amount mortgage contract, dated January 7, 2013 between Hubei Minkang PRC and Hubei Bank (Yichang Branch). Furthermore, as of December 31, 2013, we had a loan payable of $1, 636,072 due to Bank of Communications (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s building and land use rights, with interest at 6.6% per year, which is calculated and paid on the 20th of each month, with the principal due and payable on May 17, 2014. This loan from Bank of Communications (Yichang Branch) has been secured by two new maximum mortgage agreements, both dated May 2, 2013, between Hubei Minkang PRC and Bank of Communications (Yichang Branch), pursuant to which one of the maximum mortgage agreements collateralizes the loan by Hubei Minkang PRC’s certain land use rights and the other maximum mortgage agreement collateralizes the loan by Hubei Minkang PRC’s certain buildings.

The foregoing descriptions of the loan contact and mortgage agreements do not purport to be complete and are qualified in their entirety by reference to the Liquid Capital Loan Contract, Maximum Mortgage Agreement #1 and the Maximum Mortgage Agreement #2, which were attached as exhibits to our Current Report on Form 8-K filed with the SEC on August 1, 2013, and are incorporated by reference herein.

A copy of the foregoing loan contract does not purport to be complete and is qualified in its entirety by reference to the Loan Contract, dated January 11, 2012, between Hubei Minkang PRC and Hubei Bank Co., Ltd., which was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on April 26, 2012, and is incorporated by reference herein.

In addition, as of December 31, 2012, Hubei Minkang PRC had a loan payable of $792,569 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 7.315% per year, calculated and payable monthly, with the principal due and payable on April 5, 2013. On April 3, 2013, Hubei Minkang repaid the loan to Hubei Bank (Yichang Branch).

A copy of the foregoing loan contract does not purport to be complete and is qualified in its entirety by reference to the Loan Contract, dated April 5, 2012 among Hubei Minkang PRC and Hubei Bank Co., Ltd., which was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on April 26, 2012, and is incorporated by reference herein..

Furthermore, as of December 31, 2012, Hubei Minkang PRC had a loan payable of $1,585,137 due to Bank of Communications (Yichang Branch) with interest at 7.872% per year, calculated and paid on the 20th of each month, with the principal due and repaid the loan on May 7, 2013.

A copy of the foregoing loan contract does not purport to be complete and is qualified in its entirety by reference to the Loan Contract, dated May 7, 2012 among Hubei Minkang PRC and Bank of Communications Co., Ltd., Yichang Branch, which was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 15, 2012, and is incorporated by reference herein.

On January 30, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned $818,036 (RMB 5,000,000) to be used as liquidity, collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with a loan period from January 30, 2013 to January 30, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly, with the principal due on January 30, 2014. This loan has been repaid on January 20, 2014. On the same day, Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned $818,036 (RMB 5,000,000) to be used as liquidity, with loan period from January 20, 2014 to January 20, 2015 and having an interest rate 6.765% per annum, which is calculated and paid monthly.

A copy of the foregoing loan contract does not purport to be complete and is qualified in its entirety by reference to the Loan Contract, dated January 30, 2013, among Hubei Minkang PRC and Hubei Bank (Yichang Branch), which is attached hereto as Exhibit 10.13.

On April 07, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned $818,036 (RMB 5,000,000) to be used as liquidity, with a loan period from April 07, 2013 to April 07, 2014 and having an interest rate of 6.765% per annum, which is calculated and paid monthly, with the principal due on April 07, 2014. This loan has been repaid on April 07, 2014. On April 10, 2014, Minkang PRC and Hubei Bank (Yichang Branch) executed a loan contract, where Hubei Minkang PRC loaned $818,036 (RMB 5,000,000) to be used as liquidity, with loan period from April 10, 2014 to April 10, 2015 and having an interest rate 6.765% per annum, which is calculated and paid monthly.

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

We will need to raise further funds from the capital markets to finance expenditures for equipment, warehousing and to expand the production capacity and marketing of our existing and potential future products and for other corporate purposes. As of December 31, 2013, we had $6,234,193 in cash. We will need to undertake significant future financings for the following reasons:

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

We generate a significant portion of our revenues from the sales of Hubei Minkang PRC’s Yinxing Damo Zhusheye and An Ka huangmin Jiaonang. 63% of Hubei Minkang PRC’s product sales were attributed to Yinxing Damo Zhusheye and 17% of Hubei Minkang PRC’s product sales were attributed to An Ka Huangmin Jiaonang. Hubei Minkang PRC generated revenues of $9,288,067 and $8,615,647 in sales of Yinxing Damo Zhusheye in the fiscal years ended December 31, 2013 and 2012, respectively. Hubei Minkang PRC generated revenues of $2,506,304 and $1,990,368 in sales of An Ka Huangmin Jiaonang in the fiscal years ended 2013 and 2012, respectively. We expect that sales of Yingxing Damo Zhusheye and An Ka Huangmin Jiaonang will continue to comprise a substantial portion of our revenues in the near future. A decrease in Yinxing Damo Zhusheye sales would most likely have an adverse affect on our financial results.

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

Our senior financial staff does not have any formal training, and do not possess professional designations, in U.S. GAAP, which may affect the effectiveness of our internal controls over financial reporting and may result in increased time and expense for preparation of our financial statements compared to other companies.

Our senior financial staff does not have any formal training, and do not posses professional designations, in U.S. GAAP. This lack of formal training and designations in U.S. GAAP may result in our internal controls over financial reporting not being effective in the future due to the lack of experience in U.S. GAAP. Also, as a result of management’s lack of U.S. GAAP experience, it may take us longer and cost more to prepare our financial statements, which may result in an increase in expenses and reduce our profitability, and possibly cause delays in the timely filing of our periodic and annual reports with the SEC.

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

Since substantially all of our assets are located in the PRC, any dividend distribution and liquidation are subject to the approval of the relevant Chinese government agencies.

Substantially all of our assets are located inside the PRC. Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for investors in case of dividend payment and liquidation.

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

Our directors and executive officers and their affiliates collectively control approximately 26.6% of our outstanding common shares as of the date of this report. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control. In addition, these shareholders could divert business opportunities from us to themselves or others.

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

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864.

The headquarters of our subsidiary Hubei Minkang PRC are located in Yichang, Hubei Province, China. The corporate headquarters, production facilities, quality control centre, warehouse and sales offices are located on a 452,117 sq. ft. (42,000sq. m.) property on a small island in the Yangtze River, which flows through the city. In all, there are 59 buildings on the site. The property is about the size of four premier league soccer pitches or 6.5 American football fields.

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

Quarter Ended	High	Low
March 31, 2014	$1.00	$0.35
December 31, 2013	$0.35	$0.31
September 30, 2013	$1.10	$0.31
June 30, 2013	$1.10	$1.10
March 31, 2013	$1.10	$0.37
December 31, 2012	$1.60	$0.31
September 30, 2012	$1.80	$0.60
June 30, 2012	$2.00	$0.60
March 31, 2012	$1.01	$0.21

Holders

As of April 15, 2014, we had 96 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

As of the end of the fiscal year ended December 31, 2013, we do not have any compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

None.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with (i) our audited financial statements for the fiscal years ended December 31, 2013 and 2012 and the notes thereto and (ii) the section entitled “Business”, included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

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

During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51 – 60% interest of a Pharmaceutical factory, by using part cash and part of Hubei Minkang Pharmaceutical Ltd shares as shares swop. The purpose for this merger is mainly to acquire new state of technologies plant so to support Hubei Minkang Production demands and New GMP standards for all production lines. This merger also aim to increase commercialization of both companies products including the cross marketing of both companies existing and potential future. Henceforth, we need to raise the required funds estimated between US$5-10millions for such expansion plans, however, if we cannot raise the fund then we may have to delay some or all of our expansion plans.

Our strategy for executing our mission of producing high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China and the world is to:

●	focus production on its highest margin products;

●	continuously improve production facilities and process;

●	lower production costs while maintaining product quality;

●	increase direct sales while reducing distribution costs;

●	acquire control of raw material supply;

●	develop and acquire new products for manufacture; and

●	expand distribution throughout China and overseas.

Results of Operations – Years Ended December 31, 2013 and 2012

The following table sets forth our results of operations for the fiscal years ended December 31, 2013 and 2012.

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Net Revenues	$14,742,964	$13,918,655

Cost of Goods Sold
Cost of goods sold	8,314,457	6,961,109
Inventory obsolescence and markdowns	139,112	201,840

Cost of Goods Sold	8,453,569	7,162,949

Gross Margin	6,289,395	6,755,706

Operating Expenses
Selling expenses	2,785,574	2,342,384
Professional fees	160,207	154,837
Research and development	81,630	43,532
General and administrative expenses	3,220,031	3,190,639

Total operating expenses	6,247,442	5,731,392

Income (Loss) from Operations	41,953	1,024,314

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(54,235)	(38,002)
Interest income	(30,677)	(22,376)
Interest expense	221,352	236,845
Forgiveness of debt	(180,000)	(130,634)
Other (income) expense	12,043	23,676

Other (income) expense, net	(31,517)	69,509

Income (Loss) before Income Tax Provision	73,470	954,805

Income Tax Benefit (net of credit of $120,429)	(53,798)	(6,315)

Net Income	127,268	961,120

Other Comprehensive Income
Foreign currency translation gain	347,050	68,420

Total other comprehensive income	347,050	68,420

Comprehensive Income	$474,318	$1,029,540

Net Income Per Common Share - Basic and Diluted	$0.00	$0.02

Weighted average common shares outstanding:
- basic and diluted	52,189,045	43,757,431

Revenues

Hubei Minkang PRC had sales of $14,742,964 and total cost of goods sold of $8,314,457 for the year ended December 31, 2013 as compared to sales of $13,918,655 and total cost of goods sold of $6,961,109 for the year ended December 31, 2012. The increase in sales was mainly due to increased sales of Yinxing Dame Zhusheye. Yinxing Dame Zhusheye accounted for $9,288,067 of sales revenue in the year ended December 31, 2013 and $8,615,647 of sales revenue in the year ended December 31, 2012. An Ka Huangmin Jiaonang accounted for $2,506,304 of sales revenue in the year ended December 31, 2013 and $1,990,368 of sales revenue in the year ended December 31, 2012.

Hubei Minkang PRC recorded inventory obsolescence and markdown expenses of $139,112 for the year ended December 31, 2013 and $201,840 for the year ended December 31, 2012. Hubei Minkang PRC had gross profit of $6,289,392 for the year ended December 31, 2013 as compared to gross profit of $6,755,706 for the year ended December 31, 2012.

Expenses

Selling Expenses: Selling expenses were $2,785,574 and $2,342,384 for the fiscal years ended December 31, 2013 and 2012, respectively. This increase was due to the increase selling of Yinxing Dame Zhusheye and An Ka Huangmin Jiaonang.

Professional Fees: Professional fees were $160,207 and $154,837 for the fiscal years ended December 31, 2013 and 2012, respectively. This increase was due to the increase of legal fee.

Research and Development: Research and Development expenses were $81,630 and $43,532 for the fiscal years ended December 31, 2013 and 2012, respectively.

General and Administrative Expenses: General and Administrative expenses were $3,220,031 and $3,190,639 for the fiscal years ended December 31, 2013 and 2012, respectively. This increase was due to the increase management salary and travel expense.

Interest Expenses: Interest expenses were $221,352 and $236,845 for the fiscal years ended December 31, 2013 and 2012, respectively. This decrease was due to the foreign exchange rate change at year end.

Net Income (Loss)

The net income (loss) was $127,268 and $961,120 for the fiscal years ended December 31, 2013 and 2012, respectively. The decrease in net income of $833,852 resulted primarily from an increase of cost of goods sold, increase in selling expenses, increase in professional fees, increase in research and development expenses and increase of general and administrative expenses. The sales of Yinxing Dame Zhusheye increased by $672,420 for the fiscal year ended December 31, 2013, compared to the fiscal year ended December 31, 2012. The sales of An Ka Huangmin Jiaonang increased by $515,936 for the fiscal year ended December 31, 2013, compared to the fiscal year ended December 31, 2012.

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

	December 31, 2013	December 31, 2012

Balance sheets	6.1122	6.3086

Statements of income and comprehensive income	6.1943	6.3116

We had cash of $6,234,193 as of December 31, 2013.

As at December 31, 2013, Hubei Minkang PRC had a loan payable of $818,036 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, due on January 29, 2014. In addition, as at December 31, 2013, Hubei Minkang PRC had a loan payable of $818,036 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest with interest at 110% of the bank’s benchmark payable monthly, with principal due on April 7, 2014. These loans from Hubei Bank (Yichang Branch) were secured by the same maximum pledge contract, dated December 23, 2010, between Hubei Minkang PRC and Hubei Bank (Yichang branch), however, on January 7, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) entered into a new maximum amount mortgage contract, which secured these loans and replaced the prior maximum pledge contract. Furthermore, as at December 31, 2013, Hubei Minkang PRC had a loan payable of $1,636,072 due to Bank of Communications (Yichang Branch), with interest at 110% of the bank’s benchmark rate, calculated and paid on the 20th of each month, with the principal due and payable on May 17, 2014. This loan has been secured by the same two maximum pledge contracts, dated January 13, 2011 and May 1, 2011, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

Our primary source of funds for the fiscal year ended December 31, 2013, included cash flow from operations, loans from the Bank of Communications (Yichang Branch) and the Hubei Bank (Yichang Branch), and a private placement of equity capital. During the next 12 months, management anticipates proceeding with expansion plans to acquire at least a 51% interest of a sales distribution company for approximately $1.5 million and to increase commercialization of Hubei Minkang PRC’s products including the marketing distribution of existing and potential future products which is anticipated to cost approximately $700,000. However, if we are not able to raise the required funds for such expansion plans, then we may have to delay some or all of our expansion plans. There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Statement of Cash Flows

During the fiscal year ended December 31, 2013, our net cash increased by $160,869, which included net cash provided by operating activities of $913,110, net cash used in investing activities of ($738,615) and net cash provided by financing activities of ($180,173) and effect of exchange rate changes on cash of $166,547.

Cash Flow Provided by Operating Activities

Net cash provided by operating activities of $913,110 was mainly comprised of (i) net income of $127,268 (ii) non-cash depreciation and amortization expense adjustments of $715,793; and (iii) collection of accounts receivable of $712,317, an increase in banker’s acceptance notes receivable of $200,815, an increase in advance on purchases of $75,876, an increase in inventories of $660,012 and an increase in prepayments and other current assets of $3,021 from operating assets, an increase in customer deposits of $2,084,316, a decrease in taxes payable of $435,118, a decrease in accounts payable of $1,050,866, and a decrease of accrued expenses and other current liabilities of $245,912 from operating liabilities.

Cash Flow used in Investing Activities

During the fiscal year ended December 31, 2013, cash used in investing activities of $738,615 consisted of (i) release of restricted cash – unearned government grant of $54,964, and (ii) purchases of property, plant and equipment of $204,593, and (iii) deposit for subsidiary formation of $588,986

Cash Flow provided by Financing Activities

During the fiscal year ended December 31, 2013, cash provided by financing activities of ($180,173) consisted of (i) proceeds from loans payable of $3,272,144 (ii) repayment of loans payable of $3,272,144, (iii) repayments to stockholders of $180,173.

Loan Obligations

As at December 31, 2013, Hubei Minkang PRC had a loan payable of $818,036 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, due on January 29, 2014. In addition, as at December 31, 2013, Hubei Minkang PRC had a loan payable of $818,036 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest with interest at 110% of the bank’s benchmark payable monthly, with principal due on April 7, 2014. These loans from Hubei Bank (Yichang Branch) were secured by the same maximum pledge contract, dated December 23, 2010, between Hubei Minkang PRC and Hubei Bank (Yichang branch), however, on January 7, 2013, Hubei Minkang PRC and Hubei Bank (Yichang Branch) entered into a new maximum amount mortgage contract, which secured these loans and replaced the prior maximum pledge contract. Furthermore, as at December 31, 2013, Hubei Minkang PRC had a loan payable of $1,636,072 due to Bank of Communications (Yichang Branch), with interest at 110% of the bank’s benchmark rate, calculated and paid on the 20th of each month, with the principal due and payable on May 17, 2014. This loan has been secured by the same two maximum pledge contracts, dated and, respectively, between Hubei Minkang PRC and Bank of Communications (Yichang Branch) that take certain of Hubei Minkang PRC’s buildings and land use rights as collateral to secure the loan from Bank of Communications (Yichang Branch).

Subsequent Events

On January 20, 2014, Hubei Minkang PRC repaid the loan with Hubei Bank (Yichang Branch) that was due on January 29, 2014. On January 20, 2014, Hubei Minkang PRC and Hubei Bank (Yichang Branch) executed a new loan contract, where Hubei Minkang PRC loaned RMB 5,000,000 to be used as liquidity, with a loan period from January 20, 2014 to January 20, 2015 and having an fixed interest rate of 6.765% per annum, which is calculated and paid monthly. This loan has been secured by the same new maximum amount mortgage contract, dated January 7, 2013, between Hubei Minkang PRC and Hubei Bank (Yichang Branch). In addition, Hubei Minkang PRC is required to renew the insurance plan on the collateral for another 12 months.

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

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hubei Minkang Pharmaceutical Ltd.

We have audited the accompanying consolidated balance sheets of Hubei Minkang Pharmaceutical Ltd. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 15, 2014

Hubei Minkang Pharmaceutical Ltd.

 Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$6,234,193	$6,073,324
Restricted cash, unearned government grant	392,663	433,691
Banker's acceptance notes receivable	1,574,887	1,331,295
Accounts receivable, net	955,807	1,616,199
Advance on purchases	575,701	484,265
Inventories, net	3,984,602	3,221,089
Prepayments and other current assets	292,362	38,769
Deposit for formation of majority-owned subsidiary	588,986	-

Total Current Assets	14,599,201	13,198,632

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,520,874	6,119,641
Accumulated depreciation	(1,780,791)	(1,271,803)

Property, plant and equipment, net	4,740,083	4,847,838

LAND USE RIGHTS
Land use rights	2,535,208	2,456,282
Accumulated amortization	(456,338)	(393,005)

Land use rights, net	2,078,870	2,063,277

ACQUIRED FORMULAE
Purchased formulae	1,969,667	1,908,347
Accumulated amortization	(1,772,701)	(1,526,678)

Purchased formulae, net	196,966	381,669

Total Assets	$21,557,793	$20,491,416

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$3,272,144	$3,170,275
Accounts payable	2,277,513	3,228,101
Customer deposits	2,585,067	485,161
Taxes payable	-	175,918
Advances from stockholders	17,060	193,304
Unearned government grant	392,663	433,691
Accrued expenses and other current liabilities	1,643,338	1,851,949

Total Current Liabilities	10,187,785	9,538,399

Total Liabilities	10,187,785	9,538,399

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Proferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 168,750,000 shares authorized;
52,189,045 shares issued and outstanding	52,189	52,189
Additional paid-in capital	5,823,848	5,823,848
Retained earnings	3,832,988	3,705,720
Acumulated other comprehensive income:
Foreign currency translation gain	1,718,310	1,371,260

Total Stockholders' Equity	11,370,008	10,953,017

Total Liabilities and Stockholders' Equity	$21,557,793	$20,491,416

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Operations and Comprehensive Income

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012

Net Revenues	$14,742,964	$13,918,655

Cost of Goods Sold
Cost of goods sold	8,314,457	6,961,109
Inventory obsolescence and markdowns	139,112	201,840

Cost of Goods Sold	8,453,569	7,162,949

Gross Margin	6,289,395	6,755,706

Operating Expenses
Selling expenses	2,785,574	2,342,384
Professional fees	160,207	154,837
Research and development	81,630	43,532
General and administrative expenses	3,220,031	3,190,639

Total operating expenses	6,247,442	5,731,392

Income (Loss) from Operations	41,953	1,024,314

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(54,235)	(38,002)
Interest income	(30,677)	(22,376)
Interest expense	221,352	236,845
Forgiveness of debt	(180,000)	(130,634)
Other (income) expense	12,043	23,676

Other (income) expense, net	(31,517)	69,509

Income (Loss) before Income Tax Provision	73,470	954,805

Income Tax Benefit (net of credit of $120,429)	(53,798)	(6,315)

Net Income	127,268	961,120

Other Comprehensive Income
Foreign currency translation gain	347,050	68,420

Total other comprehensive income	346,290	68,420

Comprehensive Income	$474,318	$1,029,540

Net Income Per Common Share - Basic and Diluted	$0.00	$0.02

Weighted average common shares outstanding - basic and diluted	52,189,045	43,757,431

 See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2013 and 2012

	Common Stock Par Value $0.001		Additional		Comprehensive Income Foreign	Total
	Number of		Paid-in	Retained	Currency	Stockholders'
	Shares	Amount	Capital	Earnings	Translation Gain	Equity

Balance, December 31, 2011	43,047,169	$43,047	$3,439,480	$2,744,600	$1,302,840	$7,529,967

Issuance of common shares for cash at $0.70 per share	1,130,270	1,130	790,059			791,189

Issuance of common shares for cash at $0.20 per share	8,011,606	8,012	1,594,309			1,602,321

Comprehensive income
Net income				961,120		961,120
Other comprehensive income
Foreign currency translation gain					68,420	68,420

Total comprehensive income						1,029,540

Balance, December 31, 2012	52,189,045	52,189	5,823,848	3,705,720	1,371,260	10,953,017

Comprehensive income
Net Income				127,268		127,268
Other comprehensive income
Foreign currency translation gain					347,050	347,050

Total comprehensive income						474,318

Balance, December 31, 2013	52,189,045	$52,189	$5,823,848	$3,832,988	$1,718,310	$11,427,335

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,268	$961,120

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	468,122	321,818
Amortization expense - land use rights	50,704	49,126
Amortization expense - purchased formulae	196,967	190,835
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	(200,815)	321,026
Accounts receivable	712,317	518,601
Advance on purchases	(75,876)	104,129
Inventories	(660,012)	(740,165)
Prepayments and other current assets	(3,021)	29,164
Accounts payable	(1,050,866)	748,288
Customer deposits	2,084,316	(553,435)
Taxes payable	(435,118)	(24,638)
Deferred revenue from government grant	(54,964)	(38,020)
Accrued expenses and other current liabilities	(245,912)	117,201

Net cash provided by operating activities	913,110	2,005,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash	54,964	38,020
Deposit for formation of majority-owned subsidiary	(588,986)	-
Purchases of property, plant and equipment	(204,593)	(385,102)

Net cash used in investing activities	(738,615)	(347,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,272,144	3,170,275
Repayment of loans payable	(3,272,144)	(3,170,275)
Advances from (repayments to) stockholders	(180,173)	(316,174)
Proceeds from (repayments of) working capital advances	-	(792,569)
Proceeds from sale of common stock	-	2,393,510

Net cash provided by (used in) financing activities	(180,173)	1,284,767

Effect of exchange rate changes on cash	166,547	25,743

Net change in cash	160,869	2,968,478

Cash at beginning of the reporting period	6,073,324	3,104,846

Cash at end of the reporting period	$6,234,193	$6,073,324

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$221,352	$236,845
Income tax paid	$152,645	$414,369

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
December 31, 2013 and 2012
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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)
Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and December 31, 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

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

There was no allowance for doubtful accounts at December 31, 2013 or 2012, nor bad debt expense for the reporting period then ended.

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2013 or 2012.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Buildings and leasehold improvements (i)	20

Construction in progress (ii)	-

Machinery and equipment	7

Vehicles	5

Medical and office equipment	5

Office equipment	5-8

(i)	Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

(ii)
Construction in progress represents direct costs of construction or the acquisition cost oflong-lived assets. Under U.S. GAAP, all costs associated with construction of long-lived assets should be reflected as long-term as part of construction-in-progress. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all of the activities necessary to prepare the long-lived assets for their intended use are completed. No depreciation is provided until the construction of the long-lived assets is complete and ready for their intended use.

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of income and comprehensive income (loss).

Planned Major Maintenance Activities

The Company follows the guidance of paragraph 360-10-25-5 of the FASB Accounting Standards Codification (“Paragraph 360-10-25-5”), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. Paragraph 360-10-25-5 also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the Paragraph 360-10-25-5. The guidance in Paragraph 360-10-25-5 affects the Company with regard to its manufacturing facility requiring periodic major maintenance to meet the Certification of Good Manufacturing Practices (“GMP”) requirement every five (5) years in connection with its pharmaceutical products manufacturing license as mandated by China State Food and Drug Administration (“CFDA”). As a result, the Company has retroactively applied the required change in accounting, electing the deferral method of accounting for planned major maintenance activities. The deferral method requires the capitalization of planned major maintenance costs at the point they occur and the depreciation and amortization of these costs over their estimated useful lives or the period until future maintenance activities of five (5) years are repeated, whichever is shorter.

Land Use Rights

Land use rights represent the cost to obtain the rights to use certain parcels of land in China. Land use rights are carried at cost and amortized on a straight-line basis over the lives of the rights of fifty (50) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

	December 31, 2013	December 31, 2012

Balance sheets	6.1122	6.3086

Statements of operations and comprehensive income (loss)	6.1943	6.3116

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

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2013 or 2012.

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

Note 3 – Inventories

Inventories consisted of the following:

	December 31, 2013	December 31, 2012

Raw materials	$611,583	$558,724

Packaging materials	127,489	250,838

Work-in-process	963,090	847,999

Finished goods (*)	2,282,440	1,523,528

Inventories, net	$3,984,602	$3,221,089

(*)
In accordance with the National Medicine Administration Law of the People's Republic of China, all manufacturers of pharmaceutical products are required to comply with applicable Good Manufacturing Practices (“GMP”) certifications and obtain GMP Certificates every five years. The Company’s GMP certification for one of its products expired on December 31, 2013. The Company made certain additional production runs prior to December 31, 2013 to produce sufficient amounts of finished goods to meet the market demands while it is in the process of obtaining the renewal of the GMP certificate for the Product.

Slow-moving or Obsolescence Markdowns

There were $139,112 and $201,840 slow-moving or inventory obsolescence adjustments for the reporting period ended December 31, 2013 and 2012, respectively.

Note 4 – Deposit for Establishment of a Majority-Owned Subsidiary

On September 29, 2013, Minkang formed a majority-owned subsidiary, Hubei Minkang Kunyan Pharmaceutical Co., Ltd. (“Minkang Kunyan”) with Hubei Kunyan Medicine Industry Co., Ltd. (“Kuanyan”), a PRC corporation located in Yichang City, Hubei Province. The registered capital of Minkang Kunyan is RMB30 million (approximately $4,882,892) whereby Minkang and Kunyan will contribute RMB18 million (approximately $2,929,735) and RMB12 million (approximately $1,953,157), representing 60 percent and 40 percent equity interest in Minkang Kunyan, respectively. The Chinese government issued a provisional business license to Minkang Kunyan contingent upon Minkang Kunyan passing the Good Manufacturing Process (“GMP”) inspection, obtaining the GMP certificate and a medicine production license from China State Food and Drug Administration (“CFDA”) within a year from the date of issuance.

As of December 31, 2013, Minkang and Kunyan contributed RMB3.6 million (approximately $588,986) and RMB2.4 million (approximately $392,657) of the registered capital, respectively. For the financial reporting purpose, Minkang recorded its capital contribution as deposit for establishment of a majority-owned subsidiary.

Note 5 - Property, Plant and Equipment

(i) Construction-in-progress

Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress.

(ii) Capitalized Interest

For the reporting period ended December 31, 2013 and 2012, Minkang did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense was $468,122 and $321,818 for the reporting period ended December 31, 2013 and 2012, respectively.

(iv) Collateralization of Buildings

Certain of Minkang’s buildings are collateralized for loans from the Bank of Communications Limited, Yichang City Branch and Hubei Bank Corporation Limited.

(v) Impairment

The Company completed the annual impairment test of property, plant and equipment and determined that there was no impairment as the fair value of property, plant and equipment, exceeded their carrying values at December 31, 2013.

Note 6 – Land Use Rights

Minkang

In 2004 and 2008, Minkang entered into a series of agreements with the Chinese government, whereby the Company paid RMB 15,495,700 to acquire the rights to use 37,919.86 square meters of land in the aggregate for approximately 50 years and obtained land use right certificates expiring from February 23, 2054 through November 5, 2058. The related acquisition costs are being amortized over the term of the rights.

(i) Amortization Expense

Amortization expense was $50,704 and $49,126 for the interim period ended December 31, 2013 and 2012, respectively.

(ii) Collateralization of Land Use Rights

Certain of Minkang’s land use rights are collateralized for loans from the Bank of Communications Limited, Yichang City Branch and Hubei Bank Corporation Limited.

(iii) Impairment

The Company completed the annual impairment test of land use rights and determined that there was no impairment as the fair value of land use rights, exceeded their carrying values at December 31, 2013.

Note 7 – Acquired Formulae

Minkang

In 2004, Minkang entered into a series of agreements with the Chinese government, whereby the Company paid RMB 12,039,000 to acquire certain formulae. The acquisition costs are being amortized over the estimated useful lives of the acquired formulae of approximately twenty (20) years.

(i) Amortization Expense

Amortization expense was $196,967 and $190,835 for the reporting period ended December 31, 2013 and 2012, respectively.

(ii) Impairment

The Company completed the annual impairment test of purchased formulae and determined that there was no impairment as the fair value of acquired formulae, exceeded their carrying values at December 31, 2013.

Note 8 – Loans Payable

Loans payable consisted of the following:

	December 31, 2013	December 31, 2012

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, payable monthly, with principal due and repaid on May 7, 2013.	-	1,585,137

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, payable monthly, with principal due on May 17, 2014.	1,636,072	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and fully repaid on January 11, 2013.	-	762,569

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and repaid on January 29, 2014.	818,036	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and repaid on April 5, 2013.	-	792,569

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and repaid on April 7, 2014.	818,036	-

	$3,272,144	$3,170,275

Note 9 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Koh, Sock Hua	Stockholder of the Company

Lee, Tong Tai	Chief Executive Officer and stockholder of the Company

Koh, Cheoh Nguan	Stockholder of the Company

Ang, Siew Khim	Treasurer, secretary, director and stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Note 10 – Working Capital Advances

On September 26, 2011, Minkang received non-interest bearing working capital advances of RMB5 million from an unrelated third party.

On April 25, 2012, Minkang fully repaid the working capital advance in the amount of RMB 5,000,000 (approximately $790,326).

Note 11 – Earned Government Grants and Unearned Government Grants/Restricted Cash

Unearned government grants and earned government grants were as follows:

	Earned Government Grants for reporting period ended		Unearned Government Grants/Restricted Cash at
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Pollution prevention projects	$54,235	$38,002	$392,663	$433,691

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

In November 2011, Minkang received the certification of NHTEs. As a result, it is entitled to the preferential income tax rate of 15% and a 150% deduction for its research and development costs for the tax purpose for the year 2011, 2012 and 2013. In January 2014, Minkang reapplied for the certification of NHTEs.

Income Tax Provision in the Consolidated Statements of Operations and Comprehensive Income (Loss)

A reconciliation of the Chinese statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Reporting Period Ended December 31, 2013	For the Reporting Period Ended December 31, 2012

Chinese statutory income tax rate	25.0%	25.0%

Tax holiday – NHTEs	(10.0)	(10.0)

Effective income tax rate	15.0%	15.0%

Note 14 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for Reporting Period Ended		Accounts Receivable at
	December 31, 2013	December 30, 2012	December 31, 2013	December 31, 2012

Customer #0999	64.0%	62.4%	-%	-%

Customer #0579	-%	-%	15.0%	10.1%

Customer #1212	-%	-%	27.0%	17.4%

	64.0%	62.4%	42.0%	27.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations are as follows:

	For the Reporting Period Ended December 31, 2013	For the Reporting Period Ended December 31, 2013

Product A (*)	63.0%	62.0%

Product B	17.0%	14.0%

Effective income tax rate	80.0%	76.0%

(*)
In accordance with the National Medicine Administration Law of the People's Republic of China, all manufacturers of pharmaceutical products are required to comply with applicable Good Manufacturing Practices (“GMP”) certifications and obtain GMP Certificates every five years. The Company’s GMP certification for product A expired on December 31, 2013 and the Companyis in the process of obtaining the renewal of the GMP certificate for Product A.

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

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in the interest rate would have a material adverse effect on the Company’s results of operations and financial condition. In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang’s borrowings are based on 110% of the banks’ benchmark rate, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately RMB200,000 (approximately $33,000) per year based on the outstanding balances of RMB20 million (approximately $3.3 million) of loans payable at December 31, 2013.

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

Loans payable

On January 10, 2014, Minkang repaid a loan of RMB5,000,000 (approximately $818,036) to Hubei Bank Corporation Limited.

On January 20, 2014, Minkang obtained a loan of RMB5,000,000 (approximately $818,036) from Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.765% per annum, payable monthly, with principal due January 20, 2015.

On April 7, 2014, Minkang repaid a loan of RMB5,000,000 (approximately $818,036) to Hubei Bank Corporation Limited.

On April 10, 2014, Minkang obtained a loan of RMB5,000,000 (approximately $818,036) from Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.765% per annum payable monthly, with principal due April 10, 2015.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2013.

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

As of December 31, 2013 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held
Lee Tong Tai	63	President, Chief Executive Officer, Chief Financial Officer and Director
Ang Siew Khim	43	Secretary, Treasurer and Director

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Lee Tong Tai. Mr. Lee Tong Tai has been our President, Chief Executive Officer and a member of our Board of Directors since September 21, 2011 and our Chief Financial Officer since June 19, 2013. Mr. Lee graduated from Nanyang University in Singapore with a Bachelor of Commerce degree in 1978 majoring in Management and Finance. Mr. Lee launched his career with the Singapore Armed Forces (SAF) where from a cadet, he worked his way up and consequently held numerous key positions including Chief Engineer Officer of the Army and Chief of Staff of the 9th Singapore Combined Arms Division Mr. Lee served for 27 years in the SAF. In 2002, Mr. Lee incorporated Bizpoint International Ltd. where he is the Chairman and Chief Executive Officer. Bizpoint International Ltd. is in the business of providing IT solutions and software development tools for customers in various industries such as retail, manufacturing, food and beverage, logistings, chemical and others. Bizpoint International Ltd. is a public company quoted on the Singapore Over-The-Counter Platform and trades under the symbol “BP.OC”. In 2005, Mr. Lee started a multi-faceted business named Sensori Holding(S) Pte. Ltd. which contained a pharmaceutical company in China, a dental chain, a spa institution and a distribution network of cosmetic products. Mr. Lee is the Chairman and Chief Executive Officer of Sensori Holding(S) Pte. Ltd. The pharmaceutical company under Sensori Holdings was Hubei Minkang Pharmaceutical Co., Ltd., which was sold by Sensori Holdings to HBMK Pharmaceutical Limited in October of 2010 as part of a restructuring plan. Mr. Lee is the Deputy Chairman and a director of Hubei Minkang Pharmaceutical Co., Ltd.

Ang Siew Khim. Ms. Ang Siew Khim has been our Secretary, Treasurer and a member of our Board of Directors since September 21, 2011. Ms. Ang graduated from Curtin University of Technology in Australia with a Bachelor of Commerce in 2003 majoring in Finance and Marketing. From 2002 to 2008, Ms. Ang has been the Executive Director and Chief Financial Officer of Bizpoint International Ltd. and was a key person in developing the business strategies and formulating the overseas marketing master plan for Bizpoint International Ltd. Bizpoint International Ltd. is in the business of providing IT solutions and software development tools for customers in various industries such as retail, manufacturing, food and beverage, logistings, chemical and others. Bizpoint International Ltd. is a public company quoted on the Singapore Over-The-Counter Platform and trades under the symbol “BP.OC”. From 2005 to present, Ms. Ang has been the Executive Director and group Chief Financial Officer for Sensori Holding(S) Pte. Ltd., which controls a pharmaceutical company in China, a dental chain, a spa institution and a distribution network of cosmetic products. The pharmaceutical company under Sensori Holdings was Hubei Minkang Pharmaceutical Co., Ltd., which was sold by Sensori Holdings to HBMK Pharmaceutical Limited in October of 2010 as part of a restructuring plan. Ms. Ang is the CFO and a director of Hubei Minkang Pharmaceutical Co., Ltd.

Significant Employees

We have no significant employees other than our sole officer and director described above.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers. However, Lee Tong Tai and Lee Tong Jiu, who are both directors of HBMK and Hubei Minkang PRC, are brothers.

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

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)		Total ($)

Lee Tong Tai	2013	138,636	(2)	Nil	Nil	Nil	Nil	Nil	162,000	(3)	300,636
President, CEO, CFO & Director	2012	138,636	(2)	Nil	Nil	Nil	Nil	Nil	60,000	(3)	198,636

Ang Siew Khim	2013	102,636	(2)	Nil	Nil	Nil	Nil	Nil	120,000	(3)	222,636
Secretary, Treasurer & Director	2012	102,636	(2)	Nil	Nil	Nil	Nil	Nil	60,000	(3)	162,636

Loke Hip Meng	2013	Nil		Nil	Nil	Nil	Nil	Nil	25,000		25,000
Former Chief Financial Officer (1)	2012	60,000		Nil	Nil	Nil	Nil	Nil	Nil		60,000
____________
(1)	Mr. Loke Hip Meng resigned as Chief Financial Officer of the Company on June 19, 2013.

(2)
In addition to their salary from the Company, which has been earned and accrued, Mr. Lee Tong Tai and Ms. Ang Siew Khim each receive a salary from Hubei Minkang PRC of RMB 9,800 (US$1,553) per month which has been paid.

(3)	This compensation has been accrued as a director fee and is explained below under Compensation of Directors.

Outstanding Equity Awards

We do not have any equity compensation plans in effect.

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended December 31, 2013. Certain of our current directors serve as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below.

Director Compensation in year 2013

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Lee Tong Tai (1)	162,000	Nil	Nil	Nil	Nil	Nil	162,000

Ang Siew Khim (2)	120,000	Nil	Nil	Nil	Nil	Nil	120,000

Johnny Lian Tian Yong (3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
_____________
(1)
Mr. Lee Tong Tai receives US$15,000 per month as a director fee from the Company from January to June, 2013 which has been accrued. From July to December 2013, Lee Tong Tai receives US$12,000 per month as a director fee which has been accrued.

(2)
Ms. Ang Siew Khim receives US$12,000 per month as a director fee from the Company from January to June, 2013 which has been accrued. From July to December 2013, Ang Siew Khim received US$8,000 per month as a director fee which has been accrued.

(3)	Mr. Johnny Lian Tian Yong resigned as Director of the Company on June 19, 2013.

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

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)		Percentage of class(3)
Persons owing more than 5% of voting securities

Common Stock	Lee Tong Jiuh 293 Bishan Street 22, #20-83 Singapore	4,336,750	(4)	8.3%

Common Stock	Joseph Soon Kwo Pin 13 Almond Crescent Singapore 677775	2,709,000	(5)	5.2%

Common Stock	Koh Cheok Kow 350 Hougang Avenue 7, #10-647 Hougang N3 (HUDC), Singapore	3,055,106	(6)	5.9%

Officers and Directors

Common Stock	Lee Tong Tai	11,576,031	(7)	22.2%

Common Stock	Ang Siew Khim	2,301,849	(8)	4.4%

Common Stock	All executive officers and directors as a group (one person)	13,877,880		26.6%

1.	The address of our officers and directors is our Company’s address, which is 55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864.
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

3.	Based on 52,189,045 shares of our common stock issued and outstanding as of April 10, 2014.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table discloses the fees billed or to be billed by our auditor in connection with the audit of our annual financial statements for the years ended December 31, 2012 and 2013:

	Year Ended December 31, 2012	Year Ended December 31, 2013
Audit Fees	$97,500	$82,500
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	4,750
All Other Fees	Nil	Nil
Total	$97,500	$87,250

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

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement, dated July 8, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (1)
3.1	Articles of Incorporation (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.4	Articles of Merger, filed with the Nevada Secretary of State on September 7, 2007 (5)
3.5	Articles of Merger, filed with the Nevada Secretary of State on May 21, 2008 (5)
3.6	Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State on September 29, 2010 (5)
3.7	Articles of Merger, filed with the Nevada Secretary of State on September 29, 2010 (5)
10.1	Extension Agreement, dated August 1, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (2)
10.2	Extension Agreement #2, dated August 16, 2011, among Hubei Minkang Pharmaceutical Ltd., HBMK Pharmaceutical Limited and all the shareholders of HBMK Pharmaceutical Limited. (3)
10.3	Loan Contract, dated January 20, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.4	Loan Contract, dated April 8, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. for RMB 5,000,000. (4)
10.5	Loan Contract, dated May 5, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (4)
10.6	Maximum Pledge Contract, dated December 23, 2010, among Hubei Minkang Pharmaceutical Co., Ltd. and Yichang Commerce Bank Co., Ltd. (4)
10.7	Maximum Pledge Contract, dated January 13, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.8	Maximum Pledge Contract, dated May 1, 2011, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (4)
10.9	Loan Contract, dated January 11, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.10	Loan Contract, dated April 5, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (6)
10.11	Loan Contract, dated May 7, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (7)
10.12	Maximum Amount Mortgage Contract, dated January 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. (8)
10.13	Loan Contract, dated January 30, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (8)
10.14	Loan Contract, dated April 7, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. (8)
10.15	Liquid Capital Loan Contract, dated May 2, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch, for RMB 10,000,000. (9)
10.16	Maximum Mortgage Agreement No. A101430249, dated May 2, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (9)
10.17	Maximum Mortgage Agreement No. DA101L130249-1, dated May 2, 2013, among Hubei Minkang Pharmaceutical Co., Ltd. and Bank of Communications Co., Ltd., Yichang Branch. (9)
10.18	Merger and Reorganization Contract, dated December 28, 2012, among Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Kunyan Medicine Industry Co., Ltd. (10)
10.19	Loan Contract, dated January 20, 2014, by and between Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000. *
21.1	Subsidiaries of the registrant *
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. *
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act. *
99.1	Certificates of Good Manufacturing Practices for Pharmaceutical Products issued by the State Food and Drug Administration to Hubei Minkang PRC. (4)

99.2	List of pharmaceutical product registration certificates received by Hubei Minkang PRC from the Food and Drug Administration Authority. (4)
99.3	List of pharmaceutical product registration certificates that have received re-registration in June 2011. (4)
99.4	List of pharmaceutical product registration certificates that are pending for re-registration. (4)
99.5	Free Sale Certificates obtained by Hubei Minkang PRC from Hubei Food and Drug Administration for the manufacture and free sale of 28 popular TCM products. (4)
99.6	Patent Certificates of Appearance Design for packaging received by Hubei Minkang PRC. (4)
99.7	Notification of Granting Invention Patent, issued on May 19, 2011 having a patent definition of “a formula and Chinese medicine that prevents the reduction of platelet.” (4)
99.8	Notifications of Receipts of Patent Applications received by Hubei Minkang PRC. (4)
99.9	Business License for Hubei Minkang Kunyan Pharmaceutical Co., Ltd., dated September 29, 2013. (10)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
___________
*	Filed herewith.
(1)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on July 11, 2011, and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 9, 2011, and incorporate by reference herein.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 22, 2011, and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on September 26, 2011, and incorporated by reference herein.
(5)	Filed as an Exhibit to the Company’s current report on Form 8-K/A with the SEC on December 22, 2011, and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on April 26, 2012, and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on May 15, 2012, and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on April 16, 2013, and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s current report on Form 8-K with the SEC on August 1, 2013, and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Quarter Report on Form 10-Q with the SEC on November 14, 2013, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

Dated: April 15, 2014	By:	/s/ Lee Tong Tai
Lee Tong Tai
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	By:	/s/ Lee Tong Tai
Lee Tong Tai
President, Chief Executive Officer, Chief Financial Officer and Director

Dated: April 15, 2014	By:	/s/ Ang Siew Khim
Ang Siew Khim
Secretary, Treasurer and Director