Form 10-Q
period 2014-03-31
Hubei Minkang Pharmaceutical Ltd.
filed 2014-05-20
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,189,045 shares of common stock of the issuer was outstanding as of May 15, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to our patented technology; (3) our ability to bring new products to market; (4) market demand for our products; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability and cost of materials required to produce our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control.  Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014.

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

REFERENCES

As used in this Quarterly Report: (i) the terms “we,” “us,” “our,” “Hubei Minkang” and the “Company” mean Hubei Minkang Pharmaceutical Ltd. and its wholly-owned subsidiaries, HBMK Pharmaceutical Limited and Hubei Minkang Pharmaceutical Co., Ltd.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements included in this Form 10-Q are as follows:

It is the opinion of management that the unaudited interim consolidated financial statements for the three months ended March 31, 2014 and 2013 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2013. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2013, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014.

Hubei Minkang Pharmaceutical Ltd.

March 31, 2014 and 2013

Hubei Minkang Pharmaceutical Ltd.

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,307,900	$6,234,193
Restricted cash, unearned government grant	375,777	392,663
Banker's acceptance notes receivable	1,513,140	1,574,887
Accounts receivable, net	1,142,057	955,807
Advance on purchases	581,412	575,701
Inventories	3,738,057	3,984,602
Prepayments and other current assets	461,326	292,362
Deposit for formation of majority-owned subsidiary	584,112	588,986

Total Current Assets	13,703,781	14,599,201

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,466,914	6,520,874
Accumulated depreciation	(1,864,100)	(1,780,791)

Property, plant and equipment, net	4,602,814	4,740,083

LAND USE RIGHTS
Land use rights	2,514,230	2,535,208
Accumulated amortization	(465,133)	(456,338)

Land use rights, net	2,049,097	2,078,870

PURCHASED FORMULAE
Purchased formulae	1,953,368	1,969,667
Accumulated amortization	(1,806,866)	(1,772,701)

Purchased formulae, net	146,502	196,966

Total Assets	$20,502,194	$21,615,120

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable	$3,245,067	$3,272,144
Accounts payable	1,976,819	2,277,513
Customer deposits	2,116,278	2,585,067
Advances from stockholders	10,668	17,060
Unearned government grant	375,777	392,663
Accrued expenses and other current liabilities	1,528,075	1,643,338

Total Current Liabilities	9,252,684	10,187,785

Total Liabilities	9,252,684	10,187,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Proferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 168,750,000 shares authorized; 52,189,045 shares issued and outstanding	52,189	52,189
Additional paid-in capital	5,823,848	5,823,848
Retained earnings	3,750,704	3,832,988
Acumulated other comprehensive income:
Foreign currency translation gain	1,622,769	1,718,310

Total Stockholders' Equity	11,249,510	11,427,335

Total Liabilities and Stockholders' Equity	$20,502,194	$21,615,120

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Operations and Comprehensive Income

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Net Revenues	$2,885,436	$2,731,552

Cost of Goods Sold	1,676,138	1,617,846

Gross Margin	1,209,298	1,113,706

Operating Expenses
Selling expenses	547,277	563,526
Professional fees	50,000	44,209
Research and development	9,211	11,313
General and administrative expenses	699,555	744,744

Total operating expenses	1,306,043	1,363,792

Income (Loss) from Operations	(96,745)	(250,086)

Other (Income) Expense:
Government grants - energy conservation	(13,738)	(13,343)
Interest income	(7,922)	(7,047)
Interest expense	54,615	56,613
Other (income) expense	(51,635)	(70)

Other (income) expense, net	(18,680)	36,153

Income (Loss) before Income Tax Provision	(78,065)	(286,239)

Income Tax Provison	4,219	-

Net Income (Loss)	(82,284)	(286,239)

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(95,541)	55,007

Total other comprehensive income (loss)	(95,541)	55,007

Comprehensive Income (Loss)	$(177,825)	$(231,232)

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	52,189,045	52,189,045

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity
For the Interim Period Ended March 31, 2014
(Unaudited)

	Common Stock Par Value $0.001		Additional		Accumulated Other Comprehensive Income Foreign Currency	Total
	Number of		Paid-in	Retained	Translation	Stockholders'
	Shares	Amount	Capital	Earnings	Gain	Equity

Balance, December 31, 2012	52,189,045	$52,189	$5,823,848	$3,705,720	$1,371,260	$10,953,017

Comprehensive income
Net Income				127,268		127,268
Other comprehensive income
Foreign currency translation gain					347,050	347,050

Total comprehensive income						474,318

Balance, December 31, 2013	52,189,045	52,189	5,823,848	3,832,988	1,718,310	11,427,335

Comprehensive income
Net Loss				(82,284)		(82,284)
Other comprehensive income
Foreign currency translation loss					(95,541)	(95,541)

Total comprehensive income (loss)						(177,825)

Balance, March 31, 2014	52,189,045	$52,189	$5,823,848	$3,750,704	$1,622,769	$11,249,510

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(82,284)	$(286,239)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	98,045	89,535
Amortization expense - land use rights	12,571	12,349
Amortization expense - purchased formulae	48,834	47,971
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	48,715	7,948
Accounts receivable	(194,158)	250,228
Advance on purchases	(10,475)	(114,723)
Inventories	213,573	(956,252)
Prepayments and other current assets	4,996	(5,050)
Accounts payable	(282,747)	(272,605)
Customer deposits	(447,397)	965,413
Taxes payable	(176,378)	(548,687)
Deferred revenue from government grant	(13,637)	(13,359)
Accrued expenses and other current liabilities	(108,236)	(230,999)

Net cash provided by (used in) operating activities	(888,578)	(1,054,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash	13,637	13,359
Purchases of property, plant and equipment	-	(40,619)

Net cash provided by (used in) investing activities	13,637	(27,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	811,267	796,927
Repayment of loans payable	(811,267)	(796,927)
Advances from (repayments to) stockholders	(6,294)	(91,895)

Net cash provided by (used in) financing activities	(6,294)	(91,895)

Effect of foreign exchange rate change on cash	(45,058)	27,509

Net change in cash	(926,293)	(1,146,116)

Cash at beginning of the reporting period	6,234,193	6,073,324

Cash at end of the reporting period	$5,307,900	$4,927,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$54,615	$56,613

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
March 31, 2014 and 2013
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

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014.

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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and December 31, 2013.

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

There was no allowance for doubtful accounts at March 31, 2014 or December 31, 2013.

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2014 or December 31, 2013.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from trucking or rail company and title transfers upon shipment from the Company’s warehouse based on free on board (“FOB”) shipping point or when the goods arrive at their destination based on free on board (“FOB”) destination; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
Balance sheets	6.1632	6.1122	6.2741	6.3086

Statements of operations and comprehensive income (loss)	6.1178	6.1943	6.2814

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

There were no potentially dilutive common shares outstanding for the reporting period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013

Raw materials	$613,568	$611,583

Packaging materials	154,873	127,489

Work-in-process	558,603	963,090

Finished goods (*)	2,411,013	2,282,440

Inventories, net	$3,738,057	$3,984,602

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

Slow-moving or Obsolescence Markdowns

There were no slow-moving or inventory obsolescence adjustments for the reporting period ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, Minkang and Kunyan contributed RMB3.6 million (approximately $584,112) and RMB2.4 million (approximately $389,408) of the registered capital, respectively. For financial reporting purposes, Minkang recorded its capital contribution as a deposit for the establishment of a majority-owned subsidiary.

Note 5 – Property, Plant and Equipment

(i) Construction-in-progress

Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress.

(ii) Capitalized Interest

For the reporting period ended March 31, 2014 and 2013, Minkang did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense was $98,045 and $89,535 for the reporting period ended March 31, 2014 and 2013, respectively.

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

(i) Amortization Expense

Amortization expense was $12,571 and $12,349 for the reporting period ended March 31, 2014 and 2013, respectively.

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

(i) Amortization Expense

Amortization expense was $48,834 and $47,971for the reporting period ended March 31, 2014 and 2013, respectively.

(ii) Impairment

The Company completed the annual impairment test of purchased formulae and determined that there was no impairment as the fair value of acquired formulae, exceeded their carrying values at December 31, 2013.

Note 8 – Loans Payable

Loans payable consisted of the following:

	March 31, 2014	December 31, 2013

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 110% of the bank’s benchmark rate, payable monthly, with principal due on May 17, 2014.	1,622,533	1,636,072

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and repaid on January 29, 2014.	-	818,036

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and repaid on April 7, 2014 (*).	811,267	818,036

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.765% per annum and payable monthly, with principal due on January 20, 2015.	811,267	-

	$3,245,067	$3,272,144

* On April 10, 2014, Minkang obtained a loan of RMB5,000,000 (approximately $811,627) from Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.765% per annum payable monthly, with principal due April 10, 2015.

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

Note 10 – Earned Government Grants and Unearned Government Grants/Restricted Cash

Unearned government grants and earned government grants were as follows:

	Earned Government Grants for reporting period ended		Unearned Government Grants/Restricted Cash at
	March 31, 2014	March 31, 2013	March 31, 2014	December 31, 2013

Pollution prevention projects	$13,738	$13,343	$375,777	$392,663

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

Note 12 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for Reporting Period Ended		Accounts Receivable at
	March 31, 2014	March 31, 2013	March 31, 2014	December 31, 2013

Customer #0999	49.9%	51.6%	-%	-%

Customer #0579	6.5%	13.7%	18.0%	15.0%

Customer #1212	15.9%	11.0%	67.0%	27.0%

	72.3%	76.3%	85.0%	42.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations are as follows:

	For the Reporting Period Ended March 31, 2014	For the Reporting Period Ended March 31, 2013

Product A (*)	50.0%	50.1%

Product B	25.0%	18.0%

Effective income tax rate	75.0%	68.1%

(*) In accordance with the National Medicine Administration Law of the People's Republic of China, all manufacturers of pharmaceutical products are required to comply with applicable Good Manufacturing Practices (“GMP”) certifications and obtain GMP Certificates every five years. The Company’s GMP certification for product A expired on December 31, 2013 and the Company is in the process of obtaining the renewal of the GMP certificate for Product A.

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

Interest Rate

The tight monetary policy currently instituted by the PRC government and increases in the interest rate would have a material adverse effect on the Company’s results of operations and financial condition. In particular, the Company is exposed to fluctuations in interest rates due to the fact that interest rates on all of Minkang’s borrowings are based on 110% of the banks’ benchmark rate, a 1% increase in average interest rates on the Company’s borrowings would increase future interest expense by approximately RMB200,000 (approximately $33,000) per year based on the outstanding balances of RMB20 million (approximately $3.3 million) of loans payable at reporting period end date.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.  Aside from certain information as of December 31, 2013, all amounts herein are unaudited. The results of operations for the periods ended March 31, 2014 and the same periods last year are not necessarily indicative of the operating results for the full years.

Overview

We were incorporated in the State of Nevada on April 17, 2006, under the name DGT Corp. and commenced operations shortly thereafter.  We intended to provide digital photo editing services for photo studios in North America, with plans to expand globally.

In late 2007, we determined to cease our digital photo editing services business and to focus our efforts on the oil and gas industry as an exploration and development company. However, we were not as successful as expected in exploring our oil and gas interests in Morgan County, Tennessee, we decided to seek out a new business opportunity.

We entered into our current line of business on September 21, 20111 by acquiring HBMK Pharmaceutical Limited (“HBMK”) and HBMK’s wholly-owned subsidiary Hubei Minkang Pharmaceutical Co., Ltd. (“Hubei Minkang PRC”).

We now conduct our business through Hubei Minkang PRC, a large-scale pharmaceutical company that mainly produces and markets Traditional Chinese Medicines (“TCM”) and certain chemical pharmaceuticals. Most of our products are available for purchase Over-the-Counter and some by prescription only.  Hubei Minkang PRC has three Good Manufacturing Practice (“GMP”) certifications and seven production lines capable of producing 10 different product types including pills, tablets, capsules, granules, oral liquids, syrups, mixtures and injections, in more than 400 formulations and dosages.

On September 29, 2013, Hubei Minkang PRC formed a subsidiary, Hubei Minkang Kunyan Phramaceutical Co., Ltd. (“Minkang Kunyan”) with Kunyan Pharmaceutical Co., Ltd. (“Kunyan”) in order to build a state of the art pharmaceutical processing facility to support production demands and new GMP standards for all production lines.  Hubei Minkang PRC and Minkang Kunyan each own 60% and 40% equity interest in Minkang Kunyan. The Chinese government issued a provisional business license for Minkang Kunyan contingent upon Minkang Kunyan’s passage of the GMP inspection, obtaining the GMP certificate and a medicine production license from the China Food and Drug Administration within a year from the date of issuance.  The registered capital of Minkang Kunyan is RMB 30 million (approximately $4,882,892 whereby Hubei Minkang PRC and Kunyan shall each contribute RMB 18 million (approximately $2,929,735) and RMB 12 million (approximately $1,953,157), respectively.  As of March 31, 2014, Hubei Minkang PRC and Kunyan contributed RMB 3.6 million (approximately $584,112) and RMB 2.4 million (approximately $389,408) of the registered capital, respectively.

Our registered agent’s office is located at Nevada Agency & Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our principal business office is located at 55 Ubi Ave. 3, #03-01, Mintwell Building, Singapore 408864.

Plan of Operations

During the next 12 months, management plans to raise fund to make the remaining registered capital contribution to Minkang Kunyan. If, however, we cannot raise the fund then we may have to delay some or all of our plans with respect to building the pharmaceutical processing facility.

Our vision is to produce high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China, through the following strategies:

•	focusing on production of highest margin products;

•	continuous improvement of production facilities and process;

•	lowering production costs while maintaining product quality;

•	increasing direct sales to reduce distribution costs;

•	acquiring control of raw material supply;

•	developing and acquire new products; and

•	expanding distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the three month periods ended March 31, 2014 and 2013.

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Net Revenues	$2,885,436	$2,731,552

Cost of Goods Sold	1,676,138	1,617,846

Gross Margin	1,209,298	1,113,706

Operating Expenses
Selling expenses	547,277	563,526
Professional fees	50,000	44,209
Research and development	9,211	11,313
General and administrative expenses	699,555	744,744

Total operating expenses	1,306,043	1,363,792

Income (Loss) from Operations	(96,745)	(250,086)

OTHER (INCOME) EXPENSE:
Government grants - energy conservation	(13,738)	(13,343)
Interest income	(7,922)	(7,047)
Interest expense	54,615	56,613
Other (income) expense	(51,635)	(70)

Other (income) expense, net	(18,680)	36,153

Income (Loss) before Income Tax Provision	(78,065)	(286,239)

Income Tax Provison	4,219	-

Net Income (Loss)	(82,284)	(286,239)

Other Comprehensive Income
Foreign currency translation gain (loss)	(95,541)	55,007

Total other comprehensive income	(95,541)	55,007

Comprehensive Income (Loss)	$(177,825)	$(231,232)

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	52,189,045	52,189,045

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

We had sales of $2,885,436 for the three month period ended March 31, 2014 as compared to sales of $2,731,552 for the three month period ended March 31, 2013.  The increase in sales was mainly attributable to increased sales of the product An Ka Huangmin Jiaonang.  The product Yinxing Damo Zhusheye accounted for $1,442,718 of sales revenue for the three month period ended March 31, 2014 and $1,515,936 of sales revenue for the three month period ended March 31, 2013.  An Ka Huangmin Jiaonang accounted for $721,359 of sales revenue for the three month period ended March 31, 2014 and $ $543,831 of sales revenue for the three month period ended March 31, 2013.

We had total cost of goods sold of $1,676,138 for the three months ended March 31, 2014 as compared to $1,617,846 for the three month ended March 31, 2013. The increase of cost of goods sold was mainly due to the increase in the cost of raw material of our major product An Ka Huangmin.

We had gross profit of $1,209,298 for the three months ended March 31, 2014 as compared to gross profit of $1,113,706 for the three months ended March 31, 2013. Our gross profit increased principally as a result of the increase in sales of An Ka Huangmin for the three months ended March 31, 2014.

Expenses

Selling Expenses:  Our selling expenses were $547,277 and $563,526 for the three months ended March 31, 2014 and 2013, respectively.  The decrease was due to the decrease in sales commission fee in connection with the product Yinxing Damo.

Professional Fees:  Our professional fees were $50,000 and $44,209 for the three months ended March 31, 2014 and 2013, respectively.  This increase was led by increase in auditing fees for financial reporting.

Research and Development:  Our research and development expenses were $9,211 and $11,313 for the three months ended March 31, 2014 and 2013, respectively.  The Company had less fund available to expend on research and development activities for the three months ended March 31, 2014. The Company expects to receive a government grant to support its research and development activities in the near future.

General and Administrative Expenses:  Our general and administrative expenses were $699,555 and $744,744 for the three months ended March 31, 2014 and 2013, respectively.  The decrease was a primary result of decrease in employee benefit, repairing fee and management fee in year 2014.

Interest Expenses:  Our interest expenses were $54,615 and $56,613 for the three months ended March 31, 2014 and 2013, respectively.

Net Income (Loss)

Our net income (loss) was ($82,284) and ($286,239) for three months ended March 31, 2014 and 2013, respectively.  The increase in net income of $203,955 resulted primarily from an increase in sales of An Ka Huangmin Jiaonang. The sales of An Ka Huangmin Jiaonang increased by $177,528 for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

We had cash of $5,307,900 as of March 31, 2014.

During the year ended December 31, 2014, we had a loan payable of $811,267 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on January 20, 2014. January 10, 2014, we borrowed a new loan of $811,267 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, calculated and payable monthly and the principal due and payable on January 20, 2015.

During the period ended March 31, 2014, we had another loan payable of $811,267 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on April 7, 2014. On April 10, 2014, we borrowed a second new loan from Hubei Bank (Yichang Branch), with interest of 6.765% per year, principal due and payable on April 10, 2015.

Furthermore, during the period ended March 31, 2014, we had a loan payable of $1,622,533 due to Bank of Communications (Yichang Branch), collateralized and secured by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 110% of the bank’s benchmark rate, calculated and paid monthly and the principal due and payable on May 17, 2014.

On January 29, 2013, we sold in a private placement 8,011,606 restricted shares of our common stock to fourteen individuals and one entity at a subscription price of $0.20 per Share for gross proceeds of $1,602,321.

Our primary source of funds for the interim period ended March 31, 2014, was cash flow from operations, loans from the Bank of Communications (Yichang Branch) and Hubei Bank (Yichang Branch), and proceeds from the private placement completed in on January 29, 2013. During the next 12 months, management plans to raise fund to make the remaining registered capital contribution to Minkang Kunyan. There can be no assurance that further sources of debt or equity financing will be available or on acceptable terms. If, however, we cannot raise the fund then we may have to delay some or all of our plans with respect to building the pharmaceutical processing facility.

Foreign Currency Translation

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

	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012

Balance sheets	6.1632	6.1122	6.2741	6.3086

Statements of operations and comprehensive income (loss)	6.1178	6.1943	6.2814	6.3116

Statement of Cash Flows

During the three months ended March 31, 2014, our net cash decreased by $926,293 which included net cash provided by operating activities of $888,578, net cash used in investing activities of $13,637 and net cash used in financing activities of $6,294 and effect of exchange rate changes on cash of $45,058.

Cash Flow used in Operating Activities

Net cash used in operating activities of $888,578 was mainly comprised of (i) net income of ($82,284); (ii) non-cash depreciation expense and amortization expense adjustment of $159,450; and (iii) an increase of accounts receivable of $194,158, a decrease in banker’s acceptance notes receivable of $48,715, an increase in advance on purchases of $10,475, a decrease in inventories of $213,573 and a decrease in prepayments and other current assets of $4,996 from operating assets, a decrease in customer deposits of $447,397, a decrease in taxes payable of $176,378, a decrease in accounts payable of $282,747, a decrease in deferred revenue from government grant of $13,637 and a decrease of accrued expenses and other current liabilities of $108,236 from operating liabilities.

Cash Flow used in Investing Activities

During the three months ended March 31, 2014, cash used in investing activities of $13,637 consisted of release of restricted cash of $13,637.

Cash Flow used in Financing Activities

During the three months ended March 31, 2014, cash used in financing activities of ($6,294) consisted of (i) proceeds from loans payable of $811,267 (ii) repayment of loans payable of $811,267, and (iii) repayments of our stockholders’ advances of $6,294.

Loan Obligations

During the year ended December 31, 2014, we had a loan payable of $811,267 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on January 20, 2014. January 10, 2014, we borrowed a new loan of $811,267 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, calculated and payable monthly and the principal due and payable on January 20, 2015.

During the period ended March 31, 2014, we had another loan payable of $811,267 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on April 7, 2014. On April 10, 2014, we borrowed a second new loan from Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.765% per year, principal due and payable on April 10, 2015.

Furthermore, as of March 31, 2014, we had a loan payable of $1,622,533 due to Bank of Communications (Yichang Branch), collateralized and secured by certain of Hubei Minkang PRC’s building and land use rights, with interest at 6.6% per year calculated and paid monthly and the principal due and payable on May 17, 2015.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses as discussed below.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1
Loan Contract, dated January 20, 2014, by and between Hubei Minkang Pharmaceutical Co., Ltd. and Hubei Bank Co., Ltd. for RMB 5,000,000, incorporated by referenced to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
32.1+	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_____________
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

Date: May 20, 2014	By:	/s/ Lee Tong Tai
Lee Tong Tai
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)