Form 10-Q
period 2014-06-30
Hubei Minkang Pharmaceutical Ltd.
filed 2014-08-14
CIK 1375850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,189,045 shares of common stock of the issuer were outstanding as of August 14, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a downturn in international economic conditions; (2) any adverse occurrence with respect to our patented technology; (3) our ability to bring new products to market; (4) market demand for our products; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability and cost of materials required to produce our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control.  Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated interim financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013;
F-3	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2014 and 2013 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the interim period ended June 30, 2014 (unaudited);
F-5	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited);
F-6	Notes to the Consolidated Financial Statements (unaudited).

It is the opinion of management that the unaudited interim consolidated financial statements for the six months ended June 30, 2014 and 2013 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2013. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2013, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014.

Hubei Minkang Pharmaceutical Ltd.

June 30, 2014 and 2013

Hubei Minkang Pharmaceutical Ltd.

 Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,620,617	$6,234,193
Restricted cash, unearned government grant	362,535	392,663
Banker's acceptance notes receivable	710,242	1,574,887
Accounts receivable, net	1,232,483	955,807
Advance on purchases	554,080	575,701
Inventories	3,666,190	3,984,602
Prepayments and other current assets	492,863	292,362
Deposit for formation of majority-owned subsidiary	584,748	588,986

Total Current Assets	13,223,758	14,599,201

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,473,951	6,520,874
Accumulated depreciation	(1,963,073)	(1,780,791)

Property, plant and equipment, net	4,510,878	4,740,083

LAND USE RIGHTS
Land use rights	2,516,966	2,535,208
Accumulated amortization	(478,224)	(456,338)

Land use rights, net	2,038,742	2,078,870

PURCHASED FORMULAE
Purchased formulae	1,955,494	1,969,667
Accumulated amortization	(1,857,719)	(1,772,701)

Purchased formulae, net	97,775	196,966

Total Assets	$19,871,153	$21,615,120

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable	$3,248,599	$3,272,144
Accounts payable	1,652,067	2,277,513
Customer deposits	2,529,977	2,585,067
Advances from stockholders	5,190	17,060
Unearned government grant	362,535	392,663
Accrued expenses and other current liabilities	1,454,401	1,643,338

Total Current Liabilities	9,252,769	10,187,785

Total Liabilities	9,252,769	10,187,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Proferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 168,750,000 shares authorized;
52,189,045 shares issued and outstanding	52,189	52,189
Additional paid-in capital	5,823,848	5,823,848
Retained earnings	3,105,632	3,832,988
Acumulated other comprehensive income:
Foreign currency translation gain	1,636,715	1,718,310

Total Stockholders' Equity	10,618,384	11,427,335

Total Liabilities and Stockholders' Equity	$19,871,153	$21,615,120

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

 Consolidated Statements of Operations and Comprehensive Income

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$4,566,647	$1,681,211	$6,676,692	$3,945,140

Cost of Goods Sold
Cost of goods sold	2,822,523	1,146,385	3,693,278	2,075,432
Inventory obsolescence and markdowns	-	-	367,786	367,786

Cost of Goods Sold	2,822,523	1,146,385	4,061,064	2,443,218

Gross Margin	1,744,124	534,826	2,615,628	1,501,922

Operating Expenses
Selling expenses	929,633	382,356	1,285,717	722,191
Professional fees	65,767	15,767	107,667	63,458
Research and development	30,430	21,219	21,466	10,153
General and administrative expenses	1,404,940	705,385	1,486,829	742,085

Total operating expenses	2,430,770	1,124,727	2,901,679	1,537,887

Loss from Operations	(686,646)	(589,901)	(286,051)	(35,965)

Other (Income) Expense:
Government grants - energy conservation	(27,368)	(13,630)	(26,884)	(13,541)
Interest income	(15,654)	(7,732)	(14,451)	(7,404)
Interest expense	109,552	54,937	110,789	54,176
Forgiveness of debt	-	-	(180,000)	(180,000)
Other (income) expense	(43,297)	8,338	362	432

Other (income) expense, net	23,233	41,913	(110,184)	(146,337)

Loss before Income Tax Provision	(709,879)	(631,814)	(175,867)	110,372

Income Tax Provison	17,477	13,258	(119,476)	(119,476)

Net Income (Loss)	(727,356)	(645,072)	(56,391)	229,848

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(81,595)	13,946	219,142	164,135

Total other comprehensive income (loss)	(81,595)	13,946	219,142	164,135

Comprehensive Income (Loss)	$(808,951)	$(631,126)	$162,751	$393,983

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.00)	$0.00

Weighted average common shares outstanding:
- basic and diluted	52,189,045	52,189,045	52,189,045	52,189,045

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity
For the Interim Period Ended June 30, 2014
(Unaudited)

					Accumulated Other
	Common Stock Par Value $0.001		Additional		Comprehensive Income Foreign	Total
	Number of		Paid-in	Retained	Currency	Stockholders'
	Shares	Amount	Capital	Earnings	Translation Gain	Equity

Balance, December 31, 2012	52,189,045	$52,189	$5,823,848	$3,705,720	$1,371,260	$10,953,017

Comprehensive income
Net Income				127,268		127,268
Other comprehensive income
Foreign currency translation gain					347,050	347,050

Total comprehensive income						474,318

Balance, December 31, 2013	52,189,045	52,189	5,823,848	3,832,988	1,718,310	11,427,335

Comprehensive loss
Net Loss				(727,356)		(727,356)
Other comprehensive income (loss)
Foreign currency translation loss					(81,595)	(81,595)

Total comprehensive loss						(808,951)

Balance, June 30, 2014	52,189,045	$52,189	$5,823,848	$3,105,632	$1,636,715	$10,618,384

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

 Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(727,356)	$(56,391)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	195,096	185,727
Amortization expense - land use rights	25,170	25,071
Amortization expense - purchased formulae	97,775	97,392
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	853,313	629,126
Accounts receivable	(283,553)	198,907
Advance on purchases	17,479	(20,759)
Inventories	289,740	(955,396)
Prepayments and other current assets	(7,780)	(52,287)
Accounts payable	(609,840)	(671,424)
Customer deposits	(36,488)	1,070,156
Taxes payable	(157,310)	(627,392)
Deferred revenue from government grant	(27,303)	(27,158)
Accrued expenses and other current liabilities	(182,828)	(323,996)
Due to related party	-	71,586

Net cash used in operating activities	(553,885)	(527,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash	27,303	27,158
Purchases of property, plant and equipment	-	(166,466)

Net cash provided by (used in) investing activities	27,303	(139,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,248,599	3,235,879
Repayment of loans payable	(3,248,599)	(3,235,879)
Advances from (repayments to) stockholders	(49,298)	(93,610)

Net cash used in financing activities	(49,298)	(93,610)

Effect of foreign currency exchange rate change on cash	(37,696)	104,352

Net change in cash	(613,576)	(656,440)

Cash at beginning of the reporting period	6,234,193	6,073,324

Cash at end of the reporting period	$5,620,617	$5,416,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$109,552	$110,788

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.
June 30, 2014 and 2013
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

The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and December 31, 2013. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

There was no allowance for doubtful accounts at June 30, 2014 or December 31, 2013.

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2014 or December 31, 2013.

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

Estimated Useful Life (Years)

Buildings and leasehold improvements (i)	20

Construction in progress (ii)	_

Machinery and equipment	7

Vehicles	5

Medical and office equipment	5

Office equipment	5-8
_____________
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

The Company derives the majority of its revenue from sales contracts with customers with revenues being generated upon the shipment of goods.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from trucking or rail company and title transfers upon shipment from the Company’s warehouse based on free on board (“FOB”) shipping point  (“FOB Shipping Point”) or when the goods arrive at their destination based on free on board  (“FOB destination”); the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to the unrecognized tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

	June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012

Balance sheets	6.1565	6.1122	6.1807	6.3086

Statements of operations and comprehensive income (loss)	6.1419	6.1943	6.2437	6.3116

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

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2014 or 2013.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013

Raw materials	$451,899	$611,583

Packaging materials	168,657	127,489

Work-in-process	468,324	963,090

Finished goods (*)	2,577,310	2,282,440

Inventories, net	$3,666,190	$3,984,602

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

Slow-moving or Obsolescence Markdowns

There were $nil and $367,786 slow-moving or inventory obsolescence adjustments for the reporting period ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, Minkang and Kunyan contributed RMB3.6 million (approximately $584,748) and RMB2.4 million (approximately $389,832) of the registered capital, respectively. For financial reporting purposes, Minkang recorded its capital contribution as a deposit for the establishment of a majority-owned subsidiary.

Note 5 - Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	December 31, 2013

Buildings and leasehold improvements (i)(iv)	20	$3,921,356	$3,949,777

Construction in progress (ii)		75,442	75,989

Machinery and equipment	7	2,112,992	2,128,307

Vehicles	5	175,823	177,098

Office equipment	5-8	188,338	189,703

		6,473,951	6,520,874

Less accumulated depreciation (iii)		(1,963,073)	(1,780,791)

		$4,510,878	$4,740,083

(i)        Capitalized Interest

For the reporting period ended June 30, 2014 and 2013, Minkang did not capitalize any interest to fixed assets.

(ii)      Construction-in-progress

Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress.

(iii)     Depreciation Expense

Depreciation and amortization expense were $195,096 and $185,727 for the reporting period ended June 30, 2014 and 2013, respectively.

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

(i)        Amortization Expense

Amortization expense was $25,170 and $25,071 for the reporting period ended June 30, 2014 and 2013, respectively.

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

(i)        Amortization Expense

Amortization expense was $97,775 and $97,392for the reporting period ended June 30, 2014 and 2013, respectively.

(ii)      Impairment

The Company completed the annual impairment test of purchased formulae and determined that there was no impairment as the fair value of acquired formulae, exceeded their carrying values at December 31, 2013.

Note 8 – Loans Payable

Loans payable consisted of the following:

	June 30, 2014	December 31, 2013

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 6.6% payable monthly, with principal due and repaid on May 17, 2014.	-	1,636,072

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 6.6% payable monthly, with principal due on May 19, 2015.	1,624,299	-

Loan payable of RMB5, 000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and repaid on January 29, 2014.	-	818,036

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.765% per annum and payable monthly, with principal due on January 20, 2015.	812,150	-

Loan payable of RMB5, 000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.675% payable monthly, with principal due and repaid on April 7, 2014.	-	818,036

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.765% per annum and payable monthly, with principal due on May 6, 2015.	812,150	-

	$3,248,599	$3,272,144

Note 9 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Koh, Sock Hua	Stockholder of the Company

Lee, Tong Tai	Chief Executive Officer and stockholder of the Company

Koh, Cheoh Nguan	Stockholder of the Company

Ang, Siew Khim	Treasurer, secretary, director and stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand.

Note 10 – Earned Government Grants and Unearned Government Grants/Restricted Cash

Unearned government grants and earned government grants were as follows:

	Earned Government Grants for reporting period ended		Unearned Government Grants/Restricted Cash at
	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013

Pollution prevention projects	$27,368	$26,884	$362,535	$392,663

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

Note 12 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for Reporting Period Ended		Accounts Receivable at
	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013

Customer #0999	45.3%	65.7%	-%	-%

Customer #0579	42.5%	-%	10.1%	15.0%

Customer #1212	-%	-%	39.4%	27.0%

	87.8%	65.7%	49.5%	42.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations are as follows:

	For the Reporting Period Ended June 30, 2014	For the Reporting Period Ended June 30, 2013

Product A (*)	43.5%	61.8%

Product B	21.4%	15.1%

Effective income tax rate	64.9%	76.9%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K.  Aside from certain information as of December 31, 2013, all amounts herein are unaudited. The results of operations for the periods ended June 30, 2014 and the same periods last year are not necessarily indicative of the operating results for the full years.

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

On September 29, 2013, Hubei Minkang PRC formed a subsidiary, Hubei Minkang Kunyan Phramaceutical Co., Ltd. (“Minkang Kunyan”) with Kunyan Pharmaceutical Co., Ltd. (“Kunyan”) in order to build a state of the art pharmaceutical processing facility to support production demands and new GMP standards for all production lines.  Hubei Minkang PRC and Minkang Kunyan each own 60% and 40% equity interest in Minkang Kunyan. The Chinese government issued a provisional business license for Minkang Kunyan contingent upon Minkang Kunyan’s passage of the GMP inspection and obtaining the GMP certificate and a medicine production license from the China Food and Drug Administration within a year from the date of issuance.  The registered capital of Minkang Kunyan is RMB 30 million (approximately $4,882,892) whereby Hubei Minkang PRC and Kunyan shall each contribute RMB 18 million (approximately $2,929,735) and RMB 12 million (approximately $1,953,157), respectively.  As of June 30, 2014, Hubei Minkang PRC and Kunyan contributed RMB 3.6 million (approximately $584,748) and RMB 2.4 million (approximately $389,832) of the registered capital, respectively.

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

Our vision is to produce high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China, through the following strategies:

•	focusing on production of highest margin products;

•	continuous improvement of production facilities and process;

•	lowering production costs while maintaining product quality;

•	increasing direct sales to reduce distribution costs;

•	acquiring control of raw material supply;

•	developing and acquire new products; and

•	expanding distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the three and six months periods ended June 30, 2014 and 2013.

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$4,566,647	$1,681,211	$6,676,692	$3,945,140

Cost of Goods Sold
Cost of goods sold	2,822,523	1,146,385	3,693,278	2,075,432
Inventory obsolescence and markdowns	-	-	367,786	367,786

Cost of Goods Sold	2,822,523	1,146,385	4,061,064	2,443,218

Gross Margin	1,744,124	534,826	2,615,628	1,501,922

Operating Expenses
Selling expenses	929,633	382,356	1,285,717	722,191
Professional fees	65,767	15,767	107,667	63,458
Research and development	30,430	21,219	21,466	10,153
General and administrative expenses	1,404,940	705,385	1,486,829	742,085

Total operating expenses	2,430,770	1,124,727	2,901,679	1,537,887

Income (Loss) from Operations	(686,646)	(589,901)	(286,051)	(35,965)

Other (Income) Expense:
Government grants - energy conservation	(27,368)	(13,630)	(26,884)	(13,541)
Interest income	(15,654)	(7,732)	(14,451)	(7,404)
Interest expense	109,552	54,937	110,789	54,176
Forgiveness of debt	-	-	(180,000)	(180,000)
Other (income) expense	(43,297)	8,338	362	432

Other (income) expense, net	23,233	41,913	(110,184)	(146,337)

Income (Loss) before Income Tax Provision	(709,879)	(631,814)	(175,867)	110,372

Income Tax Provison	17,477	13,258	(119,476)	(119,476)

Income (Loss) from Operations	(727,356)	(645,072)	(56,391)	229,848

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

We had sales of $1,681,211 for the three month period ended June 30, 2014 as compared to sales of $3,945,140 for the three month period ended June 30, 2013.  The decrease in sales was mainly due to decreased production of our major products Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang.  Specifically, Yinxing Damo Zhusheye accounted for $552,511 of sales revenue for the three month period ended June 30, 2014 and $2,782,993 of sales revenue for the three month period ended June 30, 2013; An Ka Huangmin Jiaonang accounted for $254,064 of sales revenue for the three month period ended June 30, 2014 and $ $509,273 of sales revenue for the three month period ended June 30, 2013. The decrease in the sales of Yinxing Damo Zhusheye was caused by low stock of inventory. In accordance with the National Medicine Administration Law of the People's Republic of China, all manufacturers of pharmaceutical products are required to comply with applicable Good Manufacturing Practices (“GMP”) certifications and renew GMP Certificates every five years. The Company’s GMP certification for Yinxing Damo Zhusheye expired on December 31, 2013, and therefore can no longer engage in producing this product. The Company is working on obtaining required GMP certificate. Yinxing Damo Zhusheye sold during this quarter was produced before December 31, 2013. The decrease in sales of An Ka is believed to be a result of seasonal fluctuation in demand.

We had total cost of goods sold of $1,146,385 for the three months ended June 30, 2014 as compared to $2,075,432 for the three month ended June 30, 2013. The decrease of cost of goods sold was mainly due to decreased production of our major products Yinxing Damo Zhusheye and An Ka Huangmin.

We had gross profit of $534,826 for the three months ended June 30, 2014 as compared to gross profit of $1,501,922 for the three months ended June 30, 2013. Our gross profit decreased principally as a result of the decrease in sales of Yinxing Damo Zhusheye and An Ka Huangmin for the three months ended June 30, 2014.

Expenses

Selling Expenses:  Our selling expenses were $382,356 and $722,191 for the three months ended June 30, 2014 and 2013, respectively.  The decrease was related to the decrease in sales commission fee in connection with the product Yinxing Damo and An Ka Huangmin.

Professional Fees:  Our professional fees were $15,767 and $63,458 for the three months ended June 30, 2014 and 2013, respectively.  This decrease was a result of decrease in legal fee in connection with our financial reporting.

Research and Development:  Our research and development expenses were $21,219 and $10,153 for the three months ended June 30, 2014 and 2013, respectively. The increase was due to the Company’s spending on establishing a new research and development center during the three months ended June 30, 2014. The Company expects to incur more research and development expense on a new project at this center.

General and Administrative Expenses:  Our general and administrative expenses were $705,385 and $742,085 for the three months ended June 30, 2014 and 2013, respectively.  The slight decrease was a primary result of decrease in employee benefit, repairing fee and management fee in 2014.

Interest Expenses:  Our interest expenses were $54,937 and $54,176 for the three months ended June 30, 2014 and 2013, respectively.

Net Income (Loss)

Our net loss was $645,072 for the three months ended June 30, 2014 as compared to a net income of $229,848 for three months ended June 30, 2013.  The decrease in our net income of $874,920 resulted primarily from a decrease in sales of our major products Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang. The sales of Yinxing Damo Zhusheye decreased by $2,230,482 for the three months ended June 30, 2014, compared to the three months ended June 30, 2013; The sales of An Ka Huangmin Jiaonang decreased by $255,209 for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to six Months Ended June 30, 2013

Revenues

We had sales of $4,566,647 for the six month period ended June 30, 2014 as compared to sales of $6,676,692 for the six month period ended June 30, 2013.  The decrease in sales was mainly due to decreased production of our major products of Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang.  Specifically, Yinxing Damo Zhusheye accounted for $1,985,977 of sales revenue for the six month period ended June 30, 2014 and $4,339,850 of sales revenue for the six month period ended June 30, 2013; An Ka Huangmin Jiaonang accounted for $977,262 of sales revenue for the six month period ended June 30, 2014 and $ $1,068,271 of sales revenue for the six month period ended June 30, 2013. The decrease in the sales of Yinxing Damo Zhusheye was caused by low stock of inventory. In accordance with the National Medicine Administration Law of the People's Republic of China, all manufacturers of pharmaceutical products are required to comply with applicable Good Manufacturing Practices (“GMP”) certifications and renew GMP Certificates every five years. The Company’s GMP certification for Yinxing Damo Zhusheye expired on December 31, 2013, and therefore can no longer engage in producing this product. The Company is working on obtaining required GMP certificate. Yinxing Damo Zhusheye sold during this quarter was produced before December 31, 2013. The decrease in sales of An Ka is believed to be a result of seasonal fluctuation in demand.

We had total cost of goods sold of $2,822,523 for the six months ended June 30, 2014 as compared to $3,693,278 for the six month ended June 30, 2013. The decrease of cost of goods sold was mainly due to decreased production of our major products ofYinxing Damo Zhusheye and An Ka Huangmin.

We had gross profit of $1,744,124 for the six months ended June 30, 2014 as compared to gross profit of $2,615,628 for the six months ended June 30, 2013. Our gross profit decreased principally as a result of the decrease in sales of Yinxing Damo Zhusheye and An Ka Huangmin for the three months ended June 30, 2014.

Expenses

Selling Expenses:  Our selling expenses were $929,633 and $1,285,717 for the six months ended June 30, 2014 and 2013, respectively.  The decrease was related to the decrease in sales commission fee in connection with the product Yinxing Damo and An Ka Huangmin.

Professional Fees:  Our professional fees were $65,767 and $107,667 for the six months ended June 30, 2014 and 2013, respectively.  This decrease was a result of decrease in legal fee in connection with our financial reporting.

Research and Development:  Our research and development expenses were $30,430 and $21,466 for the six months ended June 30, 2014 and 2013, respectively.  The increase was due to the Company spending more on research and Development expenses during the six months ended June 30, 2014. The increase was due to the Company’s spending on establishing a new research and development center during the three months ended June 30, 2014. The Company expects to incur more research and development expense on a new project at this center.

General and Administrative Expenses:  Our general and administrative expenses were $1,404,940 and $1,486,829 for the six months ended June 30, 2014 and 2013, respectively.  The decrease was a primary result of decrease in employee benefit, repairing fee and management fee in 2014.

Interest Expenses:  Our interest expenses were $109,552 and $110,789 for the six months ended June 30, 2014 and 2013, respectively.

Net Income (Loss)

Our net losses were $727,356 and $56,391 for the six months ended June 30, 2014 and 2013, respectively.  The decrease in net income of $670,965 resulted primarily from a decrease in sales of our major products Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang. The sales of Yinxing Damo Zhusheye decreased by $2,353,873 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013; The sales of An Ka Huangmin Jiaonang decreased by $91,009 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Liquidity and Capital Resources

We had cash of $5,620,617 as of June 30, 2014.

During the period ended June 30, 2014, we had a loan payable of $812,150 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on January 20, 2014. January 10, 2014, we borrowed a new loan of $812,150 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, calculated and payable monthly and the principal due and payable on January 20, 2015.

During the period ended June 30, 2014, we had another loan payable of $812,150 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on April 7, 2014. On April 10, 2014, we borrowed a second new loan from Hubei Bank (Yichang Branch), with interest of 6.765% per year, principal due and payable on April 10, 2015.

Furthermore, during the period ended June 30, 2014, we had a loan payable of $1,624,299 due to Bank of Communications (Yichang Branch), collateralized and secured by certain of Hubei Minkang PRC’s buildings and land use rights, with an annual interest of 110% of the bank’s benchmark rate, calculated and paid monthly. The principal of such loan was due and paid on May 19, 2014. On May 19, 2014, we borrowed a new loan of $1,624,299 from Bank of Communications Limited, Yichang City Branch, with an annual interest at 6.6% payable monthly, with principal due on May 19, 2015.

On January 29, 2013, we sold in a private placement 8,011,606 restricted shares of our common stock to 14 individuals and one entity at a subscription price of $0.20 per Share for gross proceeds of $1,602,321.

Our primary source of funds for the interim period ended June 30, 2014, was cash flow from operations, loans from the Bank of Communications (Yichang Branch) and Hubei Bank (Yichang Branch), and proceeds from the private placement completed on January 29, 2013. During the next 12 months, if we can raise required fund, management anticipates proceeding with expansion plans with respect to the newly formed majority-owned subsidiary, Minkang Kunyan, to build a state of the art pharmaceutical processing facility to support production demands and new GMP standards for all production lines. Minkang Kunyan is expected to increase commercialization of both Hubei Minkang PRC’s and Kunyan’s products and promote cross marketing of both companies existing and potential future products. To complete our expansion plans, we are required to raise additional funds of $5 – 10 million. If we cannot raise the required fund, we may have to delay some or all of our expansion plans. There can be no assurance that further sources of debt or equity financing will be available or on acceptable terms.

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

	June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012

Balance sheets	6.1565	6.1122	6.1807	6.3086

Statements of operations and comprehensive income (loss)	6.1419	6.1943	6.2437	6.3116

Statement of Cash Flows

During the six months ended June 30, 2014, our net cash decreased by $613,576 which included net cash used in operating activities of $553,885, net cash provided by investing activities of $27,303 and net cash used in financing activities of $49,298 and effect of exchange rate changes on cash of $37,696.

Cash Flow used in Operating Activities

Net cash used in operating activities of $553,885 was mainly comprised of (i) net income of ($727,356); (ii) non-cash depreciation expense and amortization expense adjustment of $318,041; and (iii) an increase of accounts receivable of $283,553, a decrease in banker’s acceptance notes receivable of $853,313, a decrease in advance on purchases of $17,479, a decrease in inventories of $289,740 and an increase in prepayments and other current assets of $7,780 from operating assets, a decrease in customer deposits of $36,488, a decrease in taxes payable of $157,310, a decrease in accounts payable of $609,840, a decrease in deferred revenue from government grant of $27,303 and a decrease of accrued expenses and other current liabilities of $182,828 from operating liabilities.

Cash Flow provided by Investing Activities

During the six months ended June 30, 2014, cash provided by investing activities of $27,303 consisted of release of restricted cash of $27,303.

Cash Flow used in Financing Activities

During the six months ended June 30, 2014, cash used in financing activities of $49,298 consisted of (i) proceeds from loans payable of $3,248,599 (ii) repayment of loans payable of $3,248,599, and (iii) repayments of our stockholders' advances of $49,298.

Loan Obligations

As of December 31, 2013, we had a loan payable of $812,150 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on January 20, 2014. January 10, 2014, we borrowed a new loan of $812,150 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, calculated and payable monthly and the principal due and payable on January 20, 2015.

As of  June 30, 2014, we had another loan payable of $812,150 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on April 7, 2014. On April 10, 2014, we borrowed a second new loan from Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.765% per year, principal due and payable on April 10, 2015.

Furthermore, as of June 30, 2014, we had a loan payable of $1,624,299 due to Bank of Communications (Yichang Branch), collateralized and secured by certain of Hubei Minkang PRC’s building and land use rights, with an annual interest at 6.6% per year calculated and paid monthly and the principal due and payable on May 19, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chief Financial Officer, Lee Tong Tai (being our principal executive officer, principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.  Our President, Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014 (under the supervision and with the participation of the President, Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Company’s President, Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2014, due to the material weaknesses as discussed below.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

Date: August 14, 2014	By:	/s/ Lee Tong Tai
Lee Tong Tai
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)