Form 10-Q
period 2014-09-30
Hubei Minkang Pharmaceutical Ltd.
filed 2014-11-14
CIK 1375850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,189,045 shares of common stock of the issuer was outstanding as of November 14, 2014.

2

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013;
F-3	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the interim period ended September 30, 2014 (unaudited);
F-5	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited); and
F-6	Notes to the Consolidated Financial Statements (unaudited).

It is the opinion of management that the unaudited interim consolidated financial statements for the nine months ended September 30, 2014 and 2013 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2013. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2013, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014.

4

Hubei Minkang Pharmaceutical Ltd.

September 30, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity for the Interim Period Ended September 30, 2014 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Hubei Minkang Pharmaceutical Ltd.

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,799,937	$6,234,193
Restricted cash, unearned government grant	348,985	392,663
Banker's acceptance notes receivable	264,151	1,574,887
Accounts receivable, net	1,096,543	955,807
Advance on purchases	628,455	575,701
Inventories	3,815,436	3,984,602
Prepayments and other current assets	411,807	292,362
Deposit for formation of majority-owned subsidiary	584,919	588,986
Total Current Assets	11,950,233	14,599,201

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	6,475,845	6,520,874
Accumulated depreciation	(2,059,681)	(1,780,791)

Property, plant and equipment, net	4,416,164	4,740,083

LAND USE RIGHTS
Land use rights	2,517,702	2,535,208
Accumulated amortization	(490,952)	(456,338)

Land use rights, net	2,026,750	2,078,870

PURCHASED FORMULAE
Purchased formulae	1,956,066	1,969,667
Accumulated amortization	(1,907,164)	(1,772,701)

Purchased formulae, net	48,902	196,966

Total Assets	$18,442,049	$21,615,120

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable	$3,249,549	$3,272,144
Accounts payable	1,712,300	2,277,513
Customer deposits	1,212,218	2,585,067
Advances from stockholders	5,190	17,060
Unearned government grant	348,985	392,663
Accrued expenses and other current liabilities	1,297,977	1,643,338

Total Current Liabilities	7,826,219	10,187,785

Total Liabilities	7,826,219	10,187,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Proferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 168,750,000 shares authorized; 52,189,045 shares issued and outstanding	52,189	52,189
Additional paid-in capital	5,823,848	5,823,848
Retained earnings	3,100,363	3,832,988
Acumulated other comprehensive income:
Foreign currency translation gain	1,639,430	1,718,310

Total Stockholders' Equity	10,615,830	11,427,335

Total Liabilities and Stockholders' Equity	$18,442,049	$21,615,120

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Operations and Comprehensive Income

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$6,579,273	$2,012,626	$10,991,479	$4,314,787

Cost of Goods Sold
Cost of goods sold	3,801,945	979,422	5,903,356	2,210,078
Inventory obsolescence and markdowns	-	-	369,342	1,556

Cost of Goods Sold	3,801,945	979,422	6,272,698	2,211,634

Gross Margin	2,777,328	1,033,204	4,718,781	2,103,153

Operating Expenses
Selling expenses	1,202,821	273,188	2,027,761	742,044
Professional fees	85,775	20,008	134,571	26,904
Research and development	426,440	396,010	48,445	26,979
General and administrative expenses	1,768,780	363,840	2,255,049	768,220

Total operating expenses	3,483,816	1,053,046	4,465,826	1,564,147

Income (Loss) from Operations	(706,488)	(19,842)	252,955	539,006

Other (Income) Expense:
Government grants - energy conservation	(41,011)	(13,643)	(40,516)	(13,632)
Interest income	(23,175)	(7,521)	(22,631)	(8,180)
Interest expense	164,998	55,446	166,192	55,403
Forgiveness of debt	-	-	(180,000)	-
Other (income) expense	(92,134)	(48,837)	4,130	3,768

Other (income) expense, net	8,678	(14,555)	(72,825)	37,359

Income (Loss) before Income Tax Provision	(715,166)	(5,287)	325,780	501,647

Income Tax Provison	17,459	(18)	(29,801)	89,675

Net Income (Loss)	(732,625)	(5,269)	355,581	411,972

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(78,880)	2,715	290,973	71,831

Total other comprehensive income (loss)	(78,880)	2,715	290,973	71,831

Comprehensive Income (Loss)	$(811,505)	$(2,554)	$646,554	$483,803

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$0.01	$0.01

Weighted average common shares outstanding:
- basic and diluted	52,189,045	52,189,045	52,189,045	52,189,045

 See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statement of Stockholders' Equity

For the Interim Period Ended September 30, 2014

(Unaudited)

	Common Stock Par Value $0.001		Additional		Accumulated Other Comprehensive Income Foreign Currency	Total
	Number of		Paid-in	Retained	Translation	Stockholders'
	Shares	Amount	Capital	Earnings	Gain	Equity

Balance, December 31, 2012	52,189,045	$52,189	$5,823,848	$3,705,720	$1,371,260	$10,953,017

Comprehensive income
Net Income				127,268		127,268
Other comprehensive income
Foreign currency translation gain					347,050	347,050

Total comprehensive income						474,318

Balance, December 31, 2013	52,189,045	52,189	5,823,848	3,832,988	1,718,310	11,427,335

Comprehensive loss
Net Loss				(732,625)		(732,625)
Other comprehensive income (loss)
Foreign currency translation loss					(78,880)	(78,880)

Total comprehensive loss						(811,505)

Balance, September 30, 2014	52,189,045	$52,189	$5,823,848	$3,100,363	$1,639,430	$10,615,830

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(732,625)	$355,581

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	291,187	280,565
Amortization expense - land use rights	37,766	37,832
Amortization expense - purchased formulae	146,705	146,963
Changes in operating assets and liabilities:
Banker's acceptance notes receivable	1,299,860	996,514
Accounts receivable	(147,336)	79,538
Advance on purchases	(56,729)	(134,604)
Inventories	141,651	(551,370)
Prepayments and other current assets	(5,548)	(55,215)
Accounts payable	(550,237)	(600,532)
Customer deposits	(1,354,998)	676,056
Taxes payable	(115,913)	(516,231)
Deferred revenue from government grant	(40,966)	(41,001)
Accrued expenses and other current liabilities	(307,285)	(350,355)

Net cash provided by (used in) operating activities	(1,394,468)	323,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash	40,966	41,001
Deposit for subsidiary formation	-	(585,947)
Purchase of property and equipment	-	(217,554)

Net cash provided by (used in) investing activities	40,966	(762,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,249,549	3,255,261
Repayment of loans payable	(3,249,549)	(3,255,261)
Advances from (repayments to) stockholders	(44,001)	(160,676)

Net cash used in financing activities	(44,001)	(160,676)

Effect of foreign currency exchange rate change on cash	(36,753)	141,060

Net change in cash	(1,434,256)	(458,375)

Cash at beginning of the reporting period	6,234,193	6,073,324

Cash at end of the reporting period	$4,799,937	$5,614,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$164,998	$166,192

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Hubei Minkang Pharmaceutical Ltd.

September 30, 2014 and 2013

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

As a result of the controlling financial interest of the former stockholders of HBMK, for financial statement reporting purposes, the merger between Hubei and HBMK has been treated as a reverse acquisition with HBMK deemed the accounting acquirer and Hubei deemed the accounting acquire under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of HBMK (the accounting acquirer) are carried forward to Hubei (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of Hubei and the assets and liabilities of HBMK which are recorded at historical cost. The equity of the combined entity is the historical equity of HBMK retroactively restated to reflect the number of shares issued by Hubei in the transaction.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

There was no allowance for doubtful accounts at September 30, 2014 or December 31, 2013.

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

_______________

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

Pursuant to Section 850-10-20 the related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

	September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012

Balance sheets	6.1547	6.1122	6.1439	6.3086

Statements of operations and comprehensive income (loss)	6.1480	6.1943	6.2174	6.3116

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

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2014 or 2013.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).

The Update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

This Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2014	December 31, 2013

Raw materials	$539,299	$611,583

Packaging materials	181,676	127,489

Work-in-process	809,508	963,090

Finished goods	2,284,953	2,282,440

Inventories, net	$3,815,436	$3,984,602

Slow-moving or Obsolescence Markdowns

There were $nil and $369,342 slow-moving or inventory obsolescence adjustments for the reporting period ended September 30, 2014 and 2013, respectively.

Note 4 – Deposit for Establishment of a Majority-Owned Subsidiary

On September 29, 2013, Minkang formed a majority-owned subsidiary, Hubei Minkang Kunyan Pharmaceutical Co., Ltd. (“Minkang Kunyan”) with Hubei Kunyan Medicine Industry Co., Ltd. (“Kuanyan”), a PRC corporation located in Yichang City, Hubei Province. The registered capital of Minkang Kunyan is RMB30 million (approximately $4,874,324) whereby Minkang and Kunyan will contribute RMB18 million (approximately $2,924,594) and RMB12 million (approximately $1,949,729), representing 60 percent and 40 percent equity interest in Minkang Kunyan, respectively. The Chinese government issued a provisional business license to Minkang Kunyan contingent upon Minkang Kunyan passing the Good Manufacturing Process (“GMP”) inspection, obtaining the GMP certificate and a medicine production license from China State Food and Drug Administration (“CFDA”) within a year from the date of issuance.

As of September 30, 2014, Minkang and Kunyan contributed RMB3.6 million (approximately $584,919) and RMB2.4 million (approximately $389,946) of the registered capital, respectively. For financial reporting purposes, Minkang recorded its capital contribution as a deposit for the establishment of a majority-owned subsidiary.

Note 5 - Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	December 31, 2013

Buildings and leasehold improvements (i)(iv)	20	$3,902,888	$3,949,777

Construction in progress (ii)		75,464	75,989

Machinery and equipment	7	2,113,610	2,128,307

Vehicles	5	175,875	177,098

Office equipment	5-8	208,008	189,703

		6,475,845	6,520,874

Less accumulated depreciation (iii)		(2,059,681)	(1,780,791)

		$4,416,164	$4,740,083

(i) Capitalized Interest

For the reporting period ended September 30, 2014 and 2013, Minkang did not capitalize any interest to fixed assets.

(ii) Construction-in-progress

Minkang is in the process of constructing a pollution prevention station, which is recorded as construction in progress.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense were $291,187 and $280,565 for the reporting period ended September 30, 2014 and 2013, respectively.

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

(i) Amortization Expense

Amortization expense was $37,766 and $37,832 for the reporting period ended September 30, 2014 and 2013, respectively.

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

(i) Amortization Expense

Amortization expense was $146,705 and $146,963 for the reporting period ended September 30, 2014 and 2013, respectively.

(ii) Impairment

The Company completed the annual impairment test of purchased formulae and determined that there was no impairment as the fair value of acquired formulae, exceeded their carrying values at December 31, 2013.

Note 8 – Loans Payable

Loans payable consisted of the following:

	September 30, 2014	December 31, 2013

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 6.6% payable monthly, with principal due and repaid on May 17, 2014.	-	$1,636,072

Loan payable of RMB10,000,000 from Bank of Communications Limited, Yichang City Branch, collateralized by certain of Minkang’s buildings and land use rights, with interest at 6.6% payable monthly, with principal due on May 19, 2015.	1,624,775	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 110% of the bank’s benchmark payable monthly, with principal due and repaid on January 29, 2014.	-	818,036

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.765% per annum and payable monthly, with principal due on January 20, 2015.	812,387	-

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.675% payable monthly, with principal due and repaid on April 7, 2014.	-	818,036

Loan payable of RMB5,000,000 to Hubei Bank Corporation Limited, collateralized by certain of the Company’s buildings and land use rights, with interest at 6.765% per annum and payable monthly, with principal due on May 6, 2015.	812,387	-
	$3,249,549	$3,272,144

Note 9 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Koh, Sock Hua	Stockholder of the Company

Lee, Tong Tai	Chief Executive Officer and stockholder of the Company

Koh, Cheoh Nguan	Stockholder of the Company

Ang, Siew Khim	Treasurer, secretary, director and stockholder of the Company

Sensori Holdings (S) Pte Ltd.	An entity owned and controlled by significant stockholders of the Company

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Note 10 – Earned Government Grants and Unearned Government Grants/Restricted Cash

Unearned government grants and earned government grants were as follows:

	Earned Government Grants for the reporting period ended		Unearned Government Grants/Restricted Cash at
	September 30, 2014	September 30, 2013	September 30, 2014	December 31, 2013

Pollution prevention projects	$41,011	$40,516	$348,985	$392,663

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

Note 12 – Concentrations and Credit Risk

Customer and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Reporting Period Ended		Accounts Receivable at
	September 30, 2014	September 30, 2013	September 30, 2014	December 31, 2013

Customer #0999	50.4%	67.5%	-%	-%

Customer #0579	7.3%	-%	9.2%	15.0%

Customer #1212	9.4%	-%	36.8%	27.0%

	67.1%	67.5%	46.0%	42.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Product Concentration

Product concentrations are as follows:

	For the Reporting Period Ended September 30, 2014	For the Reporting Period Ended September 30, 2013

Product A (*)	49%	65%

Product B	17%	13.6%

Total	66%	78.6%

_____________

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the nine months ended September 30, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2013, all amounts herein are unaudited. The results of operations for the periods ended September 30, 2014 and the same periods last year are not necessarily indicative of the operating results for the full years.

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

On September 29, 2013, Hubei Minkang PRC formed a subsidiary, Hubei Minkang Kunyan Phramaceutical Co., Ltd. (“Minkang Kunyan”) with Kunyan Pharmaceutical Co., Ltd. (“Kunyan”) in order to build a state of the art pharmaceutical processing facility to support production demands and new GMP standards for all production lines. Hubei Minkang PRC and Minkang Kunyan each own 60% and 40% equity interest in Minkang Kunyan. The Chinese government issued a provisional business license for Minkang Kunyan contingent upon Minkang Kunyan’s passage of the GMP inspection, obtaining the GMP certificate and a medicine production license from the China Food and Drug Administration within a year from the date of issuance. The registered capital of Minkang Kunyan is RMB 30 million (approximately $4,874,324 whereby Hubei Minkang PRC and Kunyan shall each contribute RMB 18 million (approximately $2,924,594) and RMB 12 million (approximately $1,949,729), respectively. As of September 30, 2014, Hubei Minkang PRC and Kunyan contributed RMB 3.6 million (approximately $584,919) and RMB 2.4 million (approximately $389,946) of the registered capital, respectively.

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

Our vision is to produce high quality TCM products in an environmentally friendly manner using advanced technology and techniques, and distributing the products throughout China, through the following strategies:

•	focusing on production of highest margin products;

•	continuous improvement of production facilities and process;

•	lowering production costs while maintaining product quality;

•	increasing direct sales to reduce distribution costs;

•	acquiring control of raw material supply;

•	developing and acquire new products; and

•	expanding distribution throughout China and overseas.

Results of Operations

The following table sets forth our results of operations for the three and nine months periods ended September 30, 2014 and 2013.

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$6,579,273	$2,012,626	$10,991,479	$4,314,787

Cost of Goods Sold
Cost of goods sold	3,801,945	979,422	5,903,356	2,210,078
Inventory obsolescence and markdowns	-	-	369,342	1,556

Cost of Goods Sold	3,801,945	979,422	6,272,698	2,211,634

Gross Margin	2,777,328	1,033,204	4,718,781	2,103,153

Operating Expenses
Selling expenses	1,202,821	273,188	2,027,761	742,044
Professional fees	85,775	20,008	134,571	26,904
Research and development	426,440	396,010	48,445	26,979
General and administrative expenses	1,768,780	363,840	2,255,049	768,220
Total operating expenses	3,483,816	1,053,046	4,465,826	1,564,147

Income (Loss) from Operations	(706,488)	(19,842)	252,955	539,006

Other (Income) Expense:
Government grants - energy conservation	(41,011)	(13,643)	(40,516)	(13,632)
Interest income	(23,175)	(7,521)	(22,631)	(8,180)
Interest expense	164,998	55,446	166,192	55,403
Forgiveness of debt	-	-	(180,000)	-
Other (income) expense	(92,134)	(48,837)	4,130	3,768

Other (income) expense, net	8,678	(14,555)	(72,825)	37,359

Income (Loss) before Income Tax Provision	(715,166)	(5,287)	325,780	501,647

Income Tax Provison	17,459	(18)	(29,801)	89,675

Net Income (Loss)	(732,625)	(5,269)	355,581	411,972

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(78,880)	2,715	290,973	71,831

Total other comprehensive income (loss)	(78,880)	2,715	290,973	71,831

Comprehensive Income (Loss)	$(811,505)	$(2,554)	$646,554	$483,803

Net Income (Loss) Per Common Share - Basic and Diluted	$(0.01)	$(0.00)	$0.01	$0.01

Weighted average common shares outstanding:
- basic and diluted	52,189,045	52,189,045	52,189,045	52,189,045

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

We had sales of $2,012,626 for the three month period ended September 30, 2014 as compared to sales of $4,314,787 for the three month period ended September 30, 2013. The decrease in sales was mainly due to decreased production of our major products Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang. Specifically, Yinxing Damo Zhusheye accounted for $1,251,413 of sales revenue for the three month period ended September 30, 2014 and $3,016,406 of sales revenue for the three month period ended September 30, 2013; An Ka Huangmin Jiaonang accounted for $163,035 of sales revenue for the three month period ended September 30, 2014 and $474,760 of sales revenue for the three month period ended September 30, 2013. The decrease in the sales of Yinxing Damo Zhusheye was caused by low stock of inventory. In accordance with the National Medicine Administration Law of the People's Republic of China, all manufacturers of pharmaceutical products are required to comply with applicable Good Manufacturing Practices (“GMP”) certifications and renew GMP Certificates every five years. The Company’s GMP certification for Yinxing Damo Zhusheye expired on December 31, 2013, and therefore can no longer engage in producing this product. The Company is working on obtaining required GMP certificate. Yinxing Damo Zhusheye sold during this quarter was produced before December 31, 2013. The decrease in sales of An Ka is believed to be a result of seasonal fluctuation in demand.

We had total cost of goods sold of $979,422 for the three months ended September 30, 2014 as compared to $2,210,078 for the three month ended September 30, 2013. The decrease of cost of goods sold was mainly due to the decreased production of our major product Yinxing Damo Zhusheye and An Ka Huangmin.

We had gross profit of $1,033,204 for the three months ended September 30, 2014 as compared to gross profit of $2,103,153 for the three months ended September 30, 2013. Our gross profit decreased principally as a result of the decrease in sales of Yinxing Damo Zhusheye and An Ka Huangmin for the three months ended September 30, 2014.

Expenses

Selling Expenses: Our selling expenses were $273,188 and $742,044 for the three months ended September 30, 2014 and 2013, respectively. The decrease was due to the decrease in sales commission fee in connection with the product Yinxing Damo and An Ka Huangmin.

Professional Fees: Our professional fees were $20,008 and $26,904 for the three months ended September 30, 2014 and 2013, respectively. This decrease was led by decrease in legal fee for financial reporting.

Research and Development: Our research and development expenses were $396,010 and $26,979 for the three months ended September 30, 2014 and 2013, respectively. The increase was due to the Company’s spending on establishing a new research and development center during the three months ended September 30, 2014. The Company expects to incur more research and development expense on a new project at this center.

General and Administrative Expenses: Our general and administrative expenses were $363,840 and $768,220 for the three months ended September 30, 2014 and 2013, respectively. The decrease was a primary result of decrease in employee benefit, repairing fee and management fee in year 2014.

Interest Expenses: Our interest expenses were $55,446 and $55,403 for the three months ended September 30, 2014 and 2013, respectively.

Net Income (Loss)

Our net income (loss) was ($5,269) and $411,972 for three months ended September 30, 2014 and 2013, respectively. The decrease in net income of $417,241 resulted primarily from a decrease in sales of Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang. The sales of Yinxing Damo Zhusheye decreased by $1,764,993 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013; An Ka Huangmin Jiaonang decreased by $311,725 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to nine Months Ended September 30, 2013

Revenues

We had sales of $6,579,273 for the nine month period ended September 30, 2014 as compared to sales of $10,991,479 for the nine month period ended September 30, 2013. The decrease in sales was mainly due to decreased production of our major products of Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang. Specifically, Yinxing Damo Zhusheye accounted for $3,235,419 of sales revenue for the nine month period ended September 30, 2014 and $7,144,461 of sales revenue for the nine month period ended September 30, 2013; An Ka Huangmin Jiaonang accounted for $1,141,211 of sales revenue for the nine month period ended September 30, 2014 and $1,494,841 of sales revenue for the nine month period ended September 30, 2013. The decrease in the sales of Yinxing Damo Zhusheye was caused by low stock of inventory. In accordance with the National Medicine Administration Law of the People's Republic of China, all manufacturers of pharmaceutical products are required to comply with applicable Good Manufacturing Practices (“GMP”) certifications and renew GMP Certificates every five years. The Company’s GMP certification for Yinxing Damo Zhusheye expired on December 31, 2013, and therefore can no longer engage in producing this product. The Company is working on obtaining required GMP certificate. Yinxing Damo Zhusheye sold during this quarter was produced before December 31, 2013. The decrease in sales of An Ka is believed to be a result of seasonal fluctuation in demand.

We had total cost of goods sold of $3,801,945 for the nine months ended September 30, 2014 as compared to $5,903,356 for the nine month ended September 30, 2013. The decrease of cost of goods sold was mainly due to the decreased production of our major product Yinxing Damo Zhusheye and An Ka Huangmin.

We had gross profit of $2,777,328 for the nine months ended September 30, 2014 as compared to gross profit of $4,718,781 for the nine months ended September 30, 2013. Our gross profit decreased principally as a result of the decrease in sales of Yinxing Damo Zhusheye and An Ka Huangmin for the nine months ended September 30, 2014.

Expenses

Selling Expenses: Our selling expenses were $1,202,821 and $2,027,761 for the nine months ended September 30, 2014 and 2013, respectively. The decrease was due to the decrease in sales commission fee in connection with the product Yinxing Damo and An Ka Huangmin.

Professional Fees: Our professional fees were $85,775 and $134,571 for the nine months ended September 30, 2014 and 2013, respectively. This decrease was led by decrease in legal fee for financial reporting.

Research and Development: Our research and development expenses were $426,440 and $48,445 for the nine months ended September 30, 2014 and 2013, respectively. The increase was due to the Company’s spending on establishing a new research and development center during the nine months ended September 30, 2014. The Company expects to incur more research and development expense on a new project at this center.

General and Administrative Expenses: Our general and administrative expenses were $1,768,780 and $2,255,049 for the nine months ended September 30, 2014 and 2013, respectively. The decrease was a primary result of decrease in employee benefit, repairing fee and management fee in year 2014.

Interest Expenses: Our interest expenses were $164,998 and $166,192 for the nine months ended September 30, 2014 and 2013, respectively.

Net Income (Loss)

Our net income (loss) was ($732,625) and $355,581 for nine months ended September 30, 2014 and 2013, respectively. The decrease in net income of $1,088,206 resulted primarily from a decrease in sales of Yinxing Damo Zhusheye and An Ka Huangmin Jiaonang. The sales of Yinxing Damo Zhusheye decreased by $3,909,042 for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013; An Ka Huangmin Jiaonang decreased by $353,630 for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Liquidity and Capital Resources

We had cash of $4,799,937 as of September 30, 2014.

During the period ended September 30, 2014, we had a loan payable of $812,387 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on January 20, 2014. January 10, 2014, we borrowed a new loan of $812,387 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, calculated and payable monthly and the principal due and payable on January 20, 2015.

During the period ended September 30, 2014, we had another loan payable of $812,387 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on April 7, 2014. On April 10, 2014, we borrowed a second new loan from Hubei Bank (Yichang Branch), with interest of 6.765% per year, principal due and payable on April 10, 2015.

Furthermore, during the period ended September 30, 2014, we had a loan payable of $1,624,775 due to Bank of Communications (Yichang Branch), collateralized and secured by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 110% of the bank’s benchmark rate, calculated and paid monthly and the principal due and paid on May 19, 2014. On May 19, 2014, we borrowed a new loan of $1,624,775 from Bank of Communications Limited, Yichang City Branch, with interest at 6.6% payable monthly, with principal due on May 19, 2015.

On January 29, 2013, we sold in a private placement 8,011,606 restricted shares of our common stock to fourteen individuals and one entity at a subscription price of $0.20 per Share for gross proceeds of $1,602,321.

Our primary source of funds for the interim period ended September 30, 2014, was cash flow from operations, loans from the Bank of Communications (Yichang Branch) and Hubei Bank (Yichang Branch), and proceeds from the private placement completed in on January 29, 2013. During the next 12 months, management anticipates proceeding with expansion plans with respect to the newly formed majority-owned subsidiary, Minkang Kunyan, to build a state of the art pharmaceutical processing facility to support production demands and new GMP standards for all production lines. Minkang Kunyan is expected to increase commercialization of both Hubei Minkang PRC’s and Kunyan’s products and promote cross marketing of both companies existing and potential future products. To complete our expansion plans, we are required to raise additional funds of $5 – 10 million. If we cannot raise the required fund, we may have to delay some or all of our expansion plans. There can be no assurance that further sources of debt or equity financing will be available or on acceptable terms

Foreign Currency Translation

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

	Septmber 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
Balance sheets	6.1547	6.1122	6.1439	6.3086

Statements of operations and comprehensive income (loss)	6.1480	6.1943	6.2174	6.3116

Statement of Cash Flows

During the nine months ended September 30, 2014, our net cash decreased by $1,434,256 which included net cash provided by operating activities of $1,394,468, net cash used in investing activities of ($40,966) and net cash used in financing activities of $44,001 and effect of exchange rate changes on cash of $36,753.

Cash Flow provided by (used in) Operating Activities

Net cash used in operating activities of $1,394,468 was mainly comprised of (i) net loss of ($732,625); (ii) non-cash depreciation expense and amortization expense adjustment of $475,658; and (iii) an increase of accounts receivable of $147,336, a decrease in banker’s acceptance notes receivable of $1,299,860, an increase in advance on purchases of $56,729, a decrease in inventories of $141,651 and an increase in prepayments and other current assets of $5,548 from operating assets, a decrease in customer deposits of $1,354,998, a decrease in taxes payable of $115,913, a decrease in accounts payable of $550,237, a decrease in deferred revenue from government grant of $40,966 and a decrease of accrued expenses and other current liabilities of $307,285 from operating liabilities.

Cash Flow used in Investing Activities

During the nine months ended September 30, 2014, cash used in investing activities of $40,966 consisted of release of restricted cash of $40,966.

Cash Flow used in Financing Activities

During the nine months ended September 30, 2014, cash used in financing activities of ($44,001) consisted of (i) proceeds from loans payable of $3,249,549 (ii) repayment of loans payable of $3,249,549, and (iii) repayments of our stockholders’ advances of $44,001.

Loan Obligations

During the year ended December 31, 2014, we had a loan payable of $812,387 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on January 20, 2014. January 10, 2014, we borrowed a new loan of $812,387 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest at 6.765% per year, calculated and payable monthly and the principal due and payable on January 20, 2015.

During the period ended September 30, 2014, we had another loan payable of $812,387 due to Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.675% per year, calculated and payable monthly. Such loan was due and repaid on April 7, 2014. On April 10, 2014, we borrowed a second new loan from Hubei Bank (Yichang Branch), collateralized by certain of Hubei Minkang PRC’s buildings and land use rights, with interest of 6.765% per year, principal due and payable on April 10, 2015.

Furthermore, as of September 30, 2014, we had a loan payable of $1,624,775 due to Bank of Communications (Yichang Branch), collateralized and secured by certain of Hubei Minkang PRC’s building and land use rights, with interest at 6.6% per year calculated and paid monthly and the principal due and payable on May 19, 2015.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2014, due to the material weaknesses as discussed below.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors.

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
32.1*	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 _______________

* In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBEI MINKANG PHARMACEUTICAL LTD.

Date: November 14, 2014	By:	/s/ Lee Tong Tai
Lee Tong Tai
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

